Form 10KSB
period 2000-01-31
MONUMENT GALLERIES INC
filed 2000-05-17
CIK 1065659

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
              Annual Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934
            For the Fiscal Year Ended: January 31, 2000
                    Commission File No. 0-28759

                     MONUMENT GALLERIES, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

             COLORADO                          84-1461919

          (State or other               (IRS Employer File Number)
          jurisdiction of
          incorporation)

                   3225 East 2{nd} Ave.
                         DENVER, COLORADO          80206
          (Address of principal executive offices) (zip code)

                         (303) 393-1600
       (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

 Securities to be Registered Pursuant to Section 12(g) of the Act:

             Common Stock, $.0.001 per share par value


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X
No:

     Check if there  is  no  disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $-0-. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 31, 2000 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 6, 2000, was 1,127,625, which is after taking into account a one and one half-for-one stock dividend effective April 4, 2000.

     References in this document to "us," "we," or "the Company" refer to Monument Galleries, Inc.

                              PART I

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     We are a Colorado corporation. Our principal business address is 3225 East 2{nd} Ave., Denver, Colorado 80206. Our business plan is to develop, own and operate a chain of Western art galleries. At the present time, our first proposed operation is at 3225 East 2{nd} Ave., Denver, Colorado 80206, which is our principal business address.

     We were incorporated under the laws of the State of Colorado on May 15, 1998. We are presently in the development stage and have not commenced active operations.

     In 1998, we acquired the trade name "Santa Fe Trail Art Gallery" and the assets and inventory of the Santa Fe Art Gallery and Museum Store (the "Gallery"). As of January 31, 1999, we sold this Gallery to a third party entity for the assumption of debt of the assets of the Gallery.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

          (b)  NARRATIVE DESCRIPTION OF THE BUSINESS

     GENERAL

     We have had limited activity since inception. However, currently, we carry no material inventories and have no accounts receivable. No independent market surveys have ever been conducted to determine demand for our products and services. Since inception, we have had only limited operations and generated limited revenues through January 31, 2000. We had no profit. Our fiscal year end is January 31st.

     ORGANIZATION

     We are comprised of one corporation with no subsidiaries or parent entities.

     We are filing this Form 10-SB on a voluntary basis because we plan to engage in equity and/or debt financing in the foreseeable future and believe that our fund raising will be enhanced by having a record of regular disclosure under the Securities Exchange Act of 1934 (the "1934 Act"). We have no plans in the foreseeable future, under any circumstances, to terminate our registration under the 1934 Act.

          (c) OPERATIONS

       Since inception, we have been dedicated to developing a chain of art galleries specializing in Southwestern Art. We plan to begin with one gallery and to refine our concept. Once we have gained experience with our first gallery, we plan to open additional galleries. We do not know at this time whether our concept will prove to be successful and whether we can develop this concept into a chain of galleries.

     We will test our concept with our first location (the "Store"). The Store is planned to carry the art and sculpture works of a variety of Southwestern artists, as wells as Native American tools and artifacts, storyteller dolls, and furniture and accessories. The Store also plans to do framing of art, with the actual work being contracted out to an unaffiliated third party. We may also publish the art work of artists.

     Our plan in publishing the art work of artists will be to find new or unknown artists, place them under exclusive contract, publish their works through prints or similar reproductive media, and to seek to profit from the increased recognition of and demand for these artists' works.

     A typical project would involve signing an exclusive contract with an artist, printing an art work in an edition of approximately two thousand prints, and retailing the prints at approximately $150 per print. As the artist becomes more recognized, the price of the prints would increase, along with profits to us.

     During this fiscal year, we plan, in addition to developing the Store, to search for and to identify potential artists and to publish their art works. As of the date of this Registration Statement, we are not negotiating any rights to publish art works. In fact, to date, our primary activity has been directed solely towards organizational efforts.

     In addition we plan to expand through acquisition. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business opportunities under investigation. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

     With our acquisition of Real Estate Opportunities, Inc. in April, 2000, we anticipate the development of substantial revenues and plan to be profitable in the next fiscal year. We also plan to evaluate our business focus and may look more to the development of real estate projects than to the development of a chain of Stores. As of this date, we have not made a final decision on our focus.

     We have two part-time employees, our President and our Secretary-Treasurer. Our employees have agreed to allocate a portion of their time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment of such officers. These officers will use their best judgements to resolve all such conflicts.

     (d)  MARKETS

     Our marketing plan is focused initially on developing our first Store and the activities surrounding this Store. We will use the efforts of our officers and directors to market our services.

     (e)  RAW MATERIALS

     The use of raw materials is not material factor in our operations and is not expected to be material factor in the future.

     (f)  CUSTOMERS AND COMPETITION

     At the present time, we expect to be an insignificant participant among art galleries. There are a number of established galleries, virtually all of which are larger and better capitalized than we are and/or have greater personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors. There can be no guarantee that we will ever generate substantial revenues or ever be profitable.

     (g)  BACKLOG

     At January 31, 2000, we had no backlogs.

     (h)  EMPLOYEES

     At as of the date hereof, we have two part-time employees who receive no salaries. We do not plan to hire employees in the future.

     (i)  PROPRIETARY INFORMATION

     We own no proprietary information.

     (j)  GOVERNMENT REGULATION

     We are not subject to any material governmental regulation or approvals.

     (k)  RESEARCH AND DEVELOPMENT

     We have never spent any amount in research and development activities.

     (l)  ENVIRONMENTAL COMPLIANCE

     We are not subject to any costs for compliance with any environmental laws.

     (m)      SUBSEQUENT EVENT

     On April 6, 2000, our Board of Directors approved our acquisition of all of the issued and outstanding shares of Real Estate Opportunities, Inc., a private Colorado corporation (REO). As a result, REO will become a wholly-owned subsidiary of us. REO is in the business of owning and managing real estate properties. We will issue a total of 5,482,977 of our common shares in exchange for all of the issued and outstanding common shares of REO. We have not yet issued the common share in this transaction but expect to do so within the next thirty days.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Our business office is located at 3225 East 2{nd} Ave., Denver, Colorado 80206. We pay $300 per month in rent for this office space, which is occupied by our President, F. Jeffrey Krupka, under month-to-month lease plus the actual expenses of telephone and fax and $200 per month for accounting services. We have no properties.

ITEM 3.   LEGAL PROCEEDINGS.

     No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                              PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS

              Our securities have never been listed for trading on any market and are not quoted at the present time. We have applied to trade on the NASD Over-the-Counter Bulletin Board. However, at the present time, we do not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon our eventual size. To the extent, however, that trading will be conducted in the Over-the-Counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The
Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock.


     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of January 31, 2000, we had a total of 751,750 of our common shares outstanding. On April 4, 2000, our Board of Directors approved a one and one half-for-one stock dividend effective April 4, 2000. As a result, we now have a total of 1,127,625 common shares issued and outstanding. The number of holders of record of our common stock at that date was approximately sixty-five.

     (c)  DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d)  THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

     (e)  BLUE SKY COMPLIANCE

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION.

Forward-Looking Statements

     The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

     When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

     We have generated minimal revenues from operations since inception. We were not profitable for the year ended January 31, 2000. We had total revenues of $46,087 since inception but no revenues for the year ended January 31, 1998. Total operating expenses from inception were $161,220, compared to $14,974 for the twelve months ended January 31, 2000. Total loss from operations inception were $115,133 compared to a loss of $14,974 for the year ended January 31, 2000. The major components of general and administrative expenses are legal, accounting, rent and other expenses for the year ended January 31, 2000 and commissions, consulting, wages, and related expenses and other expenses for the period from May 15, 1998 (inception) through January 31, 1999..

     Costs of sales include all direct costs incurred in the process of operating. The difference between our gross revenues and cost of goods is our gross profit.

     Net loss from operations from inception was $85,801, compared to $18,374 for the year ended January 31, 2000.

     The principal difference for the year ended January 31, 2000 compared to our operations from inception was the sale of our business assets in 1999. As of the end of our fiscal year, we had not yet replaced these operations which had terminated so that there were no revenues for fiscal year 2000. With our acquisition of REO in April, 2000, we anticipate the development of substantial revenues and plan to be profitable in the next fiscal year. We also plan to evaluate our business focus and may look more to the development of real estate projects than to the development of a chain of Stores. As of this date, we have not made a final decision on our focus.

Liquidity and Capital Resources

     Net cash increased to $14,066 as of January 31, 2000, compared to $140 as of January 31, 1999. The Company sold 400,000 shares of common stock to Le Fonds Deux Mille Premier LLC for $30,000 on September 13, 1999.

     Total current liabilities at January 31, 2000 were $6,050, which principally reflected an indebtedness to a shareholder.

     We have no accounts receivable or prepaid expenses for either period.

     Accounts payable at January 31, 2000 was $6,000, which principally reflected an indebtedness owed to a shareholder.

     We have sustained losses since inception. Our operating expenses have been relatively stabile during this time. In any case, we try to operate with minimal overhead. Our primary activity will be to seek revenues, which we believe we have done with the acquisition of REO. If we succeed in generating sufficient revenues, we will be profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for other acquisition candidates, although we have concluded no additional acquisitions and have spoken with no other potential candidates.

     We feel that we have inadequate working capital to pursue any business opportunities other than absorbing REO, our acquisition candidate. During the next twelve months, we plan to investigate an offering of our securities, whether through a private placement or a public offering. At the present time, we have no firm arrangements with regard to either type of offering. We do not intend to pay dividends in the foreseeable future.

ITEM 7.   Financial Statements.

                         MONUMENT GALLERIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                           FINANCIAL STATEMENTS

                                   WITH

                     REPORT OF INDEPENDENT ACCOUNTANTS

                             JANUARY 31, 2000
















                               PREPARED BY:

                        CORDOVANO AND HARVEY, P.C.
                       CERTIFIED PUBLIC ACCOUNTANTS
                             DENVER, COLORADO

To the Board of Directors and Shareholders
Monument Galleries, Inc.

                     REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the balance sheet of Monument Galleries, Inc. (A Development Stage Company) as of January 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monument Galleries, Inc. as of January 31, 2000, and the related statements of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.




Cordovano and Harvey, P.C.
Denver, Colorado
March 29, 2000

To the Board of Directors and Shareholders
Monument Galleries, Inc.

                     REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the balance sheet of Monument Galleries, Inc. as of January 31, 1999 (not separately included herein), and the related statements of operations, shareholders' equity and cash flows for the initial period May 15, 1998 through January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monument Galleries, Inc. as of January 31, 1999, and the related statements of operations and cash flows for the initial period May 15, 1998 through January 31, 1999, in conformity with generally accepted accounting principles.






Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
December 6, 1999


                                    ASSETS
Current assets:
   Cash                                  $                              14,066


                     LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
      Accounts and notes payable:
      Trade accounts payable         $                                     50
            Indebtedness to related party (Note B)                      6,000
            Total current liabilities                                   6,050

Shareholders' equity (Note D):
      Preferred stock, $0.001 par value; 1,000,000 shares authorized,
            -0- issued and outstanding                                      -
      Common stock, $0.001 par value, 10,000,000 shares authorized,
            751,750 shares issued and outstanding                         752
      Additional paid-incapital                                       111,439
      Deficit accumulated during the development stage                (18,374)
      Retaineddeficit                                                 (85,801)
            Total shareholders' equity                                  8,016
                                        $                              14,066



                         MONUMENT GALLERIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
March 31, 1998

Note A: Organization and summary of significant accounting policies

Operations and transfer of business

On June 27, 1988, Monument Galleries, Inc. (the "Company") was incorporated in Colorado on May 15, 1998. The Company operated as a local retail art gallery from the date of incorporation through January 31, 1999. During that period, the Company issued a total of 429,750 shares of its common stock, of which 78,000 shares were subsequently cancelled, for cash of $46,650 and services valued at $34,541. Effective January 31, 1999, the Company transferred substantially all of its assets, subject to its liabilities, and operations to Santa Trail Folk Art Market, LLC, an unrelated third party. On the date of transfer, the Company's assets consisted principally of stock-in-trade and fixtures totaling $26,546. Its liabilities consisted of loans from principle shareholders and trade payables totaling $55,878. The Company recorded a gain of $29,332 on the transfer. On February 1, 1999, became an inactive shell corporation.

DEVELOPMENT STAGE ENTERPRISE

On February 1, 1999, as a result of the transfer described in the first paragraph, the Company entered the development stage. Accordingly, the accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7 "ACCOUNTING FOR DEVELOPMENT STAGE ENTERPRISES".

CHANGE OF CONTROL

On September 13, 1999, the Company sold 400,000 shares of its common stock to Le Fonds Duex Mille Premier, LLC, a Colorado Limited Liability Company, for $30,000 to be used to finance the preparation and filing of a registration statement with the SEC. The sale resulted in 751,750 shares of common stock outstanding at January 31, 2000. The board of directors further approved the lease of office space from an affiliate and the employment of a part-time accountant. On January 4, 2000, the Company filed its registration statement on Form 10-SB with the SEC, which became effective March 4, 2000. The Company is seeking a business combination with an operating company in order to pursue its plan of developing, owning, and operating a chain of Western art galleries.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.


FINANCIAL INSTRUMENTS AND CASH EQUIVALENTS

The Company's financial instruments consist of cash, accounts payable and indebtedness to a related party. The carrying value of these financial instruments approximates fair value because of their short-term nature or because they bear interest at rates which approximate market rates. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.

                         MONUMENT GALLERIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
The Company conducts no operations, has no regular employees, and had $3,516 (unaudited) cash on hand at December 31, 1998. In addition, the Company has a history of operating losses and a deficit in working capital at March 31, 1888 and December 31, 1998. In December 1998, the Directors approved a plan to sell about 90 percent of the Company to a new group of investors whose strategy is to merge the Company with a profitable operating entity. The approved plan provides, among other things, for the issuance of 20,092,500 shares of the Company's $.001 par value common stock to the investors. THERE IS NO ASSURANCE, HOWEVER, TO INDICATE THAT A SUITABLE MERGER CANDIDATE CAN BE FOUND OR THAT A MERGER WILL NECESSARILY RESULT IN PROFITABLE OPERATIONS. In addition, the history of operating losses coupled with the deficit in working capital raises substantial doubt about the Company's ability to continue as a going concern.

If the approved plan is consummated, the majority of the control of the Company will rest with the new investors and significant changes may be made to the present slate of officers and directors of the Company.

UNAUDITED FINANCIAL INFORMATION
The accompanying financial information as of December 31, 1998, for the periods from June 27, 1988 through December 31, 1998 and for the nine months ended December 31, 1998 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) was issued in October 1995. This accounting standard encourages all entities to adopt the fair value based method defined in SFAS No. 123 for all of their employee stock-based compensation plans. However, it permits an entity to continue to measure compensation cost for those plans under the method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation under the provisions of APB 25.

MARCH 31, 1998

Income Taxes

The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

LOSS PER COMMON SHARE

The Company reports loss per share using a dual presentation of basic and diluted loss per share as required by SFAS No. 128 "Earnings per Share". Basic loss per share was computed by dividing net loss by the weighted average number of shares outstanding for the period ended. Diluted loss per share is similar to basic loss per share except that the weighted average number of common shares outstanding is increased by the number of common shares that would have been outstanding if dilutive potential common shares had been issued. The Company has a simple capital structure with no dilutive potential shares outstanding as of January 31, 2000; therefore, dilutive loss per share is not presented.

ADOPTION OF A NEW ACCOUNTING PRINCIPLE

Effective February 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides, among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The cumulative effect of the adoption of SOP 98-5 was a charge to operations for the year ended January 31, 2000, totaling $3,400, related to organization costs previously capitalized.

NOTE B: RELATED PARTY TRANSACTIONS

The Company rented office space and equipment from an affiliate for $300 per month, on a month-to-month basis, beginning in September 1999. For the year ended January 31, 2000 and for the period from May 15, 1998 (inception) through January 31, 1999, the Company paid rent to the affiliate in the amount of $1,200 and $-0-, respectively.

                         MONUMENT GALLERIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS

In addition, the Company purchased accounting services from the affiliate for $200 per month beginning in September 1999. For the year ended January 31, 2000 and for the period from May 15, 1998 (inception) through January 31, 1999, the Company paid rent to the affiliate in the amount of $800 and $-0-, respectively.
MARCH 31, 1998

ACCRUED LOSS CONTINGENCIES

On August 17, 1995, the Company advanced $50,000 to a merger candidate. The advance was evidenced by a promissory. The $50,000 had previously been held in escrow, pending a merger with an operating company, in accordance with applicable state law. The merger was subsequently abandoned and the $50,000 note is in default. Management has established an allowance for the full amount of the principal due on the note and accrued interest. The Company continues collection efforts.

During the year ended January 31, 1999, a shareholder advanced the Company $6,000 for working capital. As of January 31, 2000, the $6,000 is reflected as indebtedness to related party in the accompanying financial statements.

NOTE C: INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended January 31, 2000 and the period from May 15, 1998 (inception) through ended January 31, 1999:

                                                   May 15, 1998
                                                   (inception)
                                   Year Ended      through
                                   January 31,     January 31,
                                   2000            1999

U.S. statutory federal rate        15.00%          15.00%
State income tax rate               4.40%           4.40%
Net operating loss for which no
 tax benefit is currently
 available                         19.04%          19.04%
                                    0.00%           9.00%


The benefit for income taxes from operations consisted of the following components at January 31, 19982000: current tax benefit of $44713,131 resulting from a net loss before income taxes, and deferred tax expense of $44713,131 resulting from the valuation allowance recorded against the deferred tax asset resulting from net operating losses. The change in the valuation allowance for year ended January 31, 2000 and the period from May 15. 1998 (inception) through January 31, 1999 and 1997 was $2,851 and $10,280, respectively. Net operating loss carryforwards at January 31, 2000 will begin expire in 2020. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Because the Company underwent an ownership change in January 1999, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

                         MONUMENT GALLERIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE D: SHAREHOLDERS' EQUITY

PREFERRED STOCK

The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights.

PRIVATE OFFERINGS OF COMMON STOCK

The Company sold 205,750 shares of its common stock to non-accredited investors for $46,650 during the period from May 15, 1998 (inception) through January 31, 1999. The proceeds of the sale were used to finance the art gallery operations. The Company claimed exemption from registration under Regulation D of the securities Act of 1933, as amended when offering and selling the shares.

On September 13, 1999, the Company sold 400,000 shares of its common stock to Le Fonds Duex Mille Premier, LLC, a Colorado Limited Liability Company, for $30,000. The shares were sold in accordance with the exemption from registration afforded by Section 4 (2) of the Securities Act of 1933, as amended.

STOCK-BASED COMPENSATION

The Company issued 199,000 shares and 25,000 shares of its common stock, respectively, to its founders and its attorney in exchange for their services during the period from May 15, 1998 (inception) through January 31, 1999. The shares were issued in accordance with the exemption from registration afforded by Section 4 (2) of the Securities Act of 1933, as amended. The shares were valued at the estimated fair value of the common stock ($.23 per share) as determined by the board of directors based on contemporaneous equity transactions and other analyses. The Company has elected to account for the stock-based compensation paid to its founders under the provisions of APB No. 25; however, it has computed, for pro forma disclosure purposes, the value of the stock-based compensation using the method prescribed by SFAS No. 123:


                                                           May 15, 1998
                                                           (inception)
                                          Year Ended       through
                                          January 31,      January 31,
                                          2000             1999
Net loss as reported                     $(18,374)         $(85,801)
Effect of SFAS No. 123                                          -
Pro forma net loss                       $(18,374)         $85,801)

Six class "A" and two class "B" common stock purchase warrants were issued with each share of common stock issued to the Company's founders. In connection with the "blind pool " public offering, two class "A" and one class "B" common stock purchase warrants were offered with each unit. As of March 31, 1998, there were 10,465,000 class "A" and 3,732,500 class "B" common stock purchase warrants outstanding, respectively (See Note A).

                         MONUMENT GALLERIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE E: RESTATEMENT OF 1999 FINANCIAL STATEMENTS

When valuing the issuance of shares for services for financial statement purposes, the Company did not take into account contemporaneous equity transactions and other analysis. The Company is restating its operating statement for the year ended January 31, 1999 to record $34,317 of stock-based compensation relating to the issuance of those shares.

ITEM 8.  DISAGREEMENTS   WITH   ACCOUNTANTS   ON  ACCOUNTING   AND    FINANCIAL
DISCLOSURE.

         The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


                                   PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND   CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   Our Directors and Executive Officers, their ages and positions held in the Company as of January 31, 2000 are as follows:

   Our Directors and Executive Officers, their ages and present positions held are as follows:

   NAME                    AGE         POSITION HELD

   F. Jeffrey Krupka       44          President, Chief Executive Officer
                                       And Director

   Cynthia Kettl           52          Secretary-Treasurer and Director

   Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

   F. Jeffrey Krupka. Mr. Krupka has been our President and a Director since September 13, 1999. He has also been the Chief Executive Officer of Platinum Financial Fund, LLC, a private investment company, since 1998. From October, 1995 to 1998, he was the owner of Krupka and Associates, LLC., a private investment company. He has been involved in real estate as well as securities investment activities since 1981.

   Cynthia Kettl. Ms. Kettl been our Treasurer since September 13, 1999. She has been involved with Platinum Financial Fund, LLC, a private investment company, since 1998. From October, 1995 to 1998, she was employed by Krupka and Associates, LLC., a private investment company. Ms. Kettl received a Bachelor's degree in Business Management from Metropolitan State College in 1981, a Bachelor's degree in Accounting from Metropolitan State College in 1998 , and an Associates Degree in Business from Community College North Denver in 1978.

   COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

   Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. None of our Officers or Directors made timely filings of their Forms 3 and 5 in the last fiscal year. All such persons have been advised concerning their responsibilities regarding future compliance with these rules.

ITEM 10. EXECUTIVE COMPENSATION.

   None of our executive officers received any compensation during the fiscal years ended January 31, 1999 or 2000, except for Ms. Kettl. See "Certain Transactions.". Our date of inception is May 15, 1998.

   We have granted no shares of our capital stock as additional compensation and have no plans to do so.

   We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of- pocket expenses incurred by them in connection with our business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following sets forth the number of shares of the Registrant's $.0.001 par value common stock beneficially owned by (i) each person who, as of January 31, 2000, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and
(iii) the Officers and Directors of the Registrant as a group. As of January 31, 2000, there were a total of 751,750 shares issued and outstanding. These shares are listed before giving effect to a one and one half-to one stock dividend effective April 4, 2000.

NAME AND ADDRESS           AMOUNT AND NATURE OF          PERCENT OF
OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP (1)(2)     CLASS

F. Jeffrey Krupka                   90,258(3)             12%
3225 East 2{nd} Ave.
Denver, Colorado 80206

Cynthia Kettl                          4,000             .5%
3225 East 2{nd} Ave.
Denver, Colorado 80206

Arthur W. Zarlengo Rev. Trust          91,851            12.2%
621 17{th} Street
Suite 911
Denver, Colorado 80202

Nancy M. Miller                        91,851            12.2%
470 Sunset Drive
Golden, Colorado 80401

Janet Brophy                           90,258            12%
6195 South Akron Way
Greenwood Village, Colorado 80111

All Officers and Directors as a Group  94,258(3)         12.5%
3225 East 2{nd} Ave.
(two persons)

(1) All ownership is beneficial and on record, unless indicated otherwise.

(2)Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)Mr. Krupka's father, Frank Krupka, owns a total of 4,000 shares of record. Mr. Krupka disclaims any beneficial ownership in his father's interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Our business office is located at 3225 East 2{nd} Ave., Denver, Colorado 80206. We began paying $300 per month in rent in September, 1999 for this office space, which is occupied by our President, F. Jeffrey Krupka, under a month-to-month lease.

   We purchase accounting services from Ms. Kettl, our Secretary-Treasurer at the rate of $200 per month, beginning in September, 1999.

   During the year ended January 31, 1999, a shareholder advanced us $6,000 for working capital, which is still reflected as an indebtedness.

                                   PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
               (a)   The  following  financial  information is filed as part of this report:
                     (1) FINANCIAL STATEMENTS
                     (2)   SCHEDULES
                     (3)   EXHIBITS.  The following  exhibits  required by Item
                           601  to  be  filed  herewith  are  incorporated   by
                           reference to previously filed documents:
EXHIBIT NO.    DESCRIPTION

 +  3A               Articles of Incorporation
 +  3B               Bylaws
+ Previously Filed.
               (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 2000.

                                 SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Monument Galleries, Inc.



Dated:  4/24/00                        By:    /S/      F.     JEFFREY    KRUPKA

                                             F. Jeffrey Krupka
                                             President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       CHIEF FINANCIAL OFFICER



Dated: 4/24/00                         By:        /S/       CYNTHIA       KETTL

                                             Cynthia Kettl
                                             Treasurer


Dated:  4/24/00                        By:     /S/     F.    JEFFREY     KRUPKA

                                             F. Jeffrey Krupka
                                             Director

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549





                                 FORM 10-KSB

                                  EXHIBITS
                                     TO
                          Monument Galleries, Inc.

                              INDEX TO EXHIBITS


  Exhibit                                      Page or
  NUMBER         DESCRIPTION                  CROSS REFERENCE

+  3A                 Articles of Incorporation

+  3B                 Bylaws

+ Previously Filed.