Form 10QSB
period 2000-04-30
MONUMENT GALLERIES INC
filed 2000-07-07
CIK 1065659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended APRIL 30, 2000    Commission File Number 0-28759


                            REAL ESTATE OPPORTUNITIES, INC.
            (Exact name of registrant as specified in its charter)

                                                                       COLORADO
     84-1461919
        (State   or   other  jurisdiction  of  incorporation  or  organization)
(I.R.S. Employer Identification No.)


 3225 E  SECOND AVENUE, DENVER,  COLORADO                80206
(Address of principal executive offices)                 (Zip code)

                                 (303) 393-1600
             (Registrant's telephone number, including area code)

                         MONUMENT GALLERIES, INC.
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes        X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   6,560,602
Class                Number  of shares outstanding at June 14, 2000


                    This document is comprised of 10 pages.

FORM 10-QSB
1ST QUARTER
                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements*

Condensed, consolidated balance sheet - April 30, 2000 (Unaudited)...........3

Condensed, consolidated statements of operations - Three months ended
       April 30, 2000 and 1999, and May 15, 1998 (inception)
       Through April 30, 2000 (Unaudited)................................... 4
Condensed, consolidated statements of cash flows - Three months ended
       April 30, 2000 and 1999, and May 15, 1998 (inception)
       Through April 30, 2000 (Unaudited)....................................5

Notes to condensed, consolidated financial statements (Unaudited)............6

Item 2. Plan of operation ...................................................8



PART II - OTHER INFORMATION

Item 1.  Legal proceedings...................................................9

Item 2.  Changes In Securities ..............................................9

Item 3.  Defaults Upon Senior Securities ....................................9

Item 4.  Submission of Matters To A Vote of Security Holders.................9

Item 5.  Other Information ..................................................9

Item 6.  Exhibits and Reports on Form 8-K ...................................9

Signatures .................................................................10





* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                  REAL ESTATE OPPORTUNITIES, INC.
                  PART 1.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
ASSETS

Current assets:
   Cash...........................................        $ 8,802
   Notes receivable, net   .......................         65,394
   Other receivables, net .....................                85
   Prepaid expenses..............................           8,000
                Total current assets  ............         82,281

Intangible assets (Note 2).........................       603,187
                                                  $       685,468

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable...............................       $  8,060
   Accrued interest payable ......................         14,873
   Short term debt  ..............................         46,592
   Current maturities long term debt............           21,500
                Total current liabilities  ......          91,025

Long-term debt (Note 4)  .........................        646,010
            Total liabilities.....................        737,035

Commitments  ................................             -

Shareholders' deficit:
       Common stock      .......................            6,185
       Additional paid-in capital.................        111,439
       Retained deficit............................     (169,191)
            Total shareholders' deficit ..........       (51,567)
                                                                          $
685,468


The accompanying notes are an integral part of the condensed, consolidated financial statements.

                  REAL ESTATE OPPORTUNITIES, INC.
                  PART 1.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                       For the Three Months Ended
                                                 April 30,

                                         2000                1999

Revenues.....................$              217      $         -

Operating expenses:
       General and administrative        19,807                -
       General and administrative-stock
        based compensation.               3,600                -
         General and administrative,
         related parties(Note   3)        6,500                -
           Total operating expenses      29,907                -

        Loss before interest and
         provision for income tax.  $   (29,690)    $          -

Interest expense  .............          15,909                -
        Loss before provision for
         income taxes                   (45,599)               -

Provision for income taxes
        (benefit) (Note  4)                  -                 -
           Net loss.............$       (45,599)   $           -






The accompanying notes are an integral part of the condensed, consolidated financial statements.

                  REAL ESTATE OPPORTUNITIES, INC.
                  PART 1.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                       For the Three Months Ended
                                         April 30,
                                                      2000            1999

 Net cash  used  in operating activities $        (35,708)       $       -

Investing activities:
Cash paid for rights to future revenues
  from the sale of common stock,
  acquired  from  a  related   party              (26,480)              -
Cash paid for rights to future revenues
  from a certain note receivable,
  acquired from a related party                   (14,430)               -
 Cash paid for rights to future revenues
  from real estate development,
  acquired from a related party                   (92,154)               -
   Net  cash  used in investing activities       (133,064)               -


Financing activities:
Principle  payments  to  related
 party  on  notes  payable                        (26,490)               -
Proceeds from the sale of common stock,
      net of offering costs                       200,064                -
          Net  cash  provided  from
           financing  activities                  177,574                -
Net change in cash.....                             8,802                -
Cash at beginning of period                             -                -
         Cash at end of period             $        8,802        $       -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Interest  ..........                $         1,036        $       -
      Income taxes ......                 $         1,036        $       -
  Noncash financing activities:
       Common stock issued for property.  $       253,000        $       -
               Common stock issued for debt $      12,732        $       -


The accompanying notes are an integral part of the condensed, consolidated financial statements.

                      REAL ESTATE OPPORTUNITIES, INC.
           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated January 31, 2000 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on May 15, 1998 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

On April 6, 2000, FKJ Opportunities, Inc. exchanged 100 percent of its outstanding shares of common stock for 5, 432,977 shares of the common stock of Real Estate Opportunities, Inc. This acquisition has been treated as a recapitalization of FJK Opportunities, Inc., a Colorado corporation, with Real Estate Opportunities, Inc. the legal surviving entity. Since Real Estate Opportunities, Inc. had, prior to the recapitalization, minimal assets (consisting principally of cash and receivables) and no operations, the recapitalization has been accounted for as the sale of 1,127,625 shares of common stock for the net assets of Real Estate Opportunities, Inc. Costs of the transaction have been charged to the period. The recapitalization took place on April 6, 2000; however, the condensed, consolidated financial statements have been prepared as if the recapitalization took place on April 1, 2000.

Interim financial data presented herein are unaudited.

NOTE 2: INTANGIBLE ASSETS

Intangible assets consisted of the following at April 30, 2000:

   Rights to interest in commercial real estate acquired
      from related party .....................     $       30,526
   Rights to interest in residential real estate development
   including water rights, from related party....         480,909
   Rights to interest in proceeds from the sale of
      American Tire Corporation common stock....           91,752
                                                    $     603,187

                  REAL ESTATE OPPORTUNITIES, INC.
       NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 3: RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2000 the Company:

(a)The Company rented office  space from an affiliate during the quarter to
   which this Quarterly Report  is  filed.   Total  cost was $2,400 for the
   quarter.

(b)The Company paid an affiliate $600 for accounting services during the quarter to which this Quarterly Report is filed.

(c)The Company paid an affiliate $6,000 for consulting services related to real estate property investments during the quarter to which this Quarterly Report relates.

(d)On April 3, 2000 and April 12, 2000, the Company acquired a 10 percent interest in certain real property from Platinum Financial Fund LLC for $12,600 and $15,000, respectively, bringing the Company's total interest in the real property to approximately 41 percent as of April 30, 2000.

NOTE 4:  LONG-TERM DEBT

Notes payable, related parties consists of the following as of April 30, 2000:

Note payable to Asset Realization, Inc. (an affiliate),
    collateralized by a first deed of trust, at 13.5 percent interest, with interest due August 1, 2000 and $46,045
    due August 1, 2001....................... $            40,261
Note payable to Krupka-Brophy Profit Sharing plan (an affiliate), collateralized by a first deed of trust, at 9 percent interest, with semi-annual payments of $39,730 and a balloon payment
    of $503,410 due February 3, 2002  ........            513,960
                                                          554,221
    Less current maturities                                15,779
                                               $          538,442

Notes payable, other consists of the following as of April 30, 2000:

Note payable to an unrelated third-party, collateralized by a first deed of trust, at 13.5 percent interest, with semi-annual payments of $6,338 and a balloon payment of $32,971
     due February 3, 2002..................  $             38,387

                  REAL ESTATE OPPORTUNITIES, INC.
       NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

Note payable to an unrelated third-party, collateralized by a first deed of trust, at 13.5 percent interest, with semi-annual payments of $5,363 and a balloon payment of $53,520
     due February 3, 2002 ................                 53,402
                                                           91,789

     Less current maturities.............                   5,721
                                                 $         86,068

Aggregate maturities required on long-term debt at April 30, 2000 as follows:

2001.........................................    $         21,500
2002........................................               11,017
2003.........................................             634,993
                                                  $       667,510

NOTE 5:  INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended April 30, 2000 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

NOTE 6:  SHAREHOLDERS' DEFICIT

A reconciliation of the number of shares of the Registrant's common stock outstanding, after the recapitalization described in Note 1, is as follows:

January 31, 2000 balance    ......................        751,750
April 4, 2000 common stock dividend  .............        375,875
Number of shares of common outstanding prior to
   recapitalization................................     1,127,625

April 6, 2000 exercise of common stock options   .        200,000
April 6, 2000 number of shares issued in
    recapitalization  ............................      5,232,977
Number of shares outstanding after the acquisition       6,560,602

                   PART 1. FINANCIAL INFORMATION
                     ITEM 2. PLAN OF OPERATION

Organized on January 1, 2000, we acquired Monument Galleries, Inc., in a reverse acquisition, on April 6, 2000. We are in the real estate opportunities business. Monument Galleries, Inc. was in the retail arts and craft industry before selling that business back to its principle shareholders and merging with us.

In January 2000, we acquired a 26 percent interest in Platinum Financial Fund LLC's ("Platinum") share of its interest in certain commercial real property for $25,674 and 50,000 shares of the Company's $.001 par value common stock. The property is located in Denver, Colorado. In March 2000, we acquired an additional 5 percent from an unrelated third party in exchange for 36,665 shares of our common stock. In April 2000, we acquired an additional 10 percent in Platinum's interest in the property from Platinum for $27,600 bringing our total interest in Platinum's interest to approximately 41 percent as of April 30, 2000. Platinum is an affiliate and it holds a one-third interest in the property. That interest entitles Platinum to one-third of the rental income and management fees from the property and one-third of the net proceeds from the sale of the property. We recorded the related party transactions at Platinum's historical cost because of the affiliated relationship. During the period from January 20, 2000 through April 30, 2000, we received $132 and $-0-, respectively in rent and management fees. The current plan is to develop the property into condominiums in 2001, subject to the availability of financing.

In addition, during the quarter, we acquired a Promissory Note (the "Note") from Platinum for $14,430 and 100,000 shares of our $.001 par value common stock. We also assumed three related debt obligations totaling $59,289 when we acquired the Note. We are liable under the debt obligations only to the extent that we receive proceeds from the Note. The Note, which is collateralized by real property, was in default at the time we acquired it from Platinum. The Note has a face value of $82,000. We recorded the Note at Platinum's historical cost and subsequently wrote the Note down to its net realizable value at March 31, 2000 based on our share of the underlying collateral. In May 2000, we received a Trustee's Certificate of Sale in the amount of $103,101. Our plan is to sell the collateral (unless the Note is redeemed) and retire the debt obligations.

On February 3, 2000, we entered into a purchase agreement to acquire the rights to certain land and water rights held for development. We acquired the rights from the Krupka-Brophy Profit Sharing Plan (the "Plan") for $65,000 and debt, payable to the Plan and to Asset Realization, Inc. (ARI), totaling $690,000. The Plan and ARI are affiliates. We recorded these transactions at the affiliate's historical cost. The present plan is to develop this property and to sell to builders, beginning in 2001. Proceeds, if any, from our interest in the property will be used to retire the debt. There is no assurance that the development will take place or be profitable.

On February 3, 2000, we acquired the right to the proceeds from the sale of 3,888 shares of American Tire Corporation (ATC) common stock from Platinum for $11,480. On February 18, 2000, we acquired an additional right to the proceeds from the sale of 64,000 shares of ATC common stock from Platinum for $15,000 and the issuance of 1.5 million shares of the Company's $.001 par value common stock. The ability to sell the ATC shares is subject to Rule 144 of the Securities Act of 1933, as amended. Once this restriction is lifted (September 2000, at the earliest), we plan to sell all or a portion of our holdings. Proceeds from the sale will be used to fund current and future projects. The ATC stock is traded in the over-the-counter market and its price fluctuates. We have not lined up a buyer for the stock, once the Rule 144 restriction is lifted. As of June 15, 2000 the closing price of the ATC stock was $2.81, per share.

This is our first quarter of operations as a real estate opportunities business. We conducted minimal income producing operations during the quarter for which this Quarterly Report is filed. Our expenses consisted principally of accounting, legal, and interest expense. We were not in existence during the year earlier period.

We sold founder's shares to friends and relatives which provided $89,010 and we commenced a private offering of 1 million shares of our common stock, at $.15 per share, on March 15, 2000, which we sold out in one day. The stock sales provided capital totaling $200,064, net of the costs of the private offering. Our balance sheet reflected notes payable totaling $646,010 and short-term debt of $46,592 at April 30, 2000. Since the notes payable mature over three years (with most of the principle due in the third year), we plan to use the proceeds from lot sales to retire the debt. Our short-term debt obligations, totaling $46,592, will be retired only to the extent that we receive proceeds from the sale of the collateral or if the Note is redeemed. During the quarter ended April 30, 200, we made principle payments on note payable totaling approximately $22,500 to the affiliates noted above. For the foreseeable future, our liquidity and financial health will be dependent upon the success or failure of our rights.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

        (a)  Exhibits

        27*  Financial Data Schedule.

        (b)  Reports on Form 8-K were filed on:

        None

                  REAL ESTATE OPPORTUNITIES, INC.

SIGNATURES

The financial information furnished  herein  has  not  been  audited  by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended April 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         REAL ESTATE OPPORTUNITIES, INC.
                         (formerly Monument Galleries, Inc.)
                               (Registrant)




DATE: June 29, 2000      BY:               /S/     F.    JEFFREY     KRUPKA