Form 10QSB
period 2000-07-31
MONUMENT GALLERIES INC
filed 2000-08-25
CIK 1065659

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington D.C.  20549
                            FORM 10-QSB

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended JULY 31, 2000 Commission File Number 0-28759

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

6,872,433
               Class               Number of shares outstanding  at  August
18, 2000



              This document is comprised of 11 pages.

FORM 10-QSB
2ND QUARTER
                               INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements*

      Condensed,  consolidated  balance  sheet  -  July  31,  2000  (Unaudited)
      ..........................                                          3

      Condensed, consolidated statements of operations - Six months ended
      July 31, 2000 and 1999 (Unaudited)............................      4

      Condensed, consolidated statements of cash flows - Six months ended
      July 31, 2000 and 1999 (Unaudited).................................. 5

      Notes   to  condensed,  consolidated  financial  statements   (Unaudited)
 ..........................                                                6

Item 2.  Plan of operation..............................................  8


PART II - OTHER INFORMATION

Item 1.  Legal proceedings.............................................. 10

Item  2. Changes In Securities.........................................  10

Item 3. Defaults Upon Senior Securities................................  10

Item    4.  Submission of Matters To A Vote of Security Holders.......   10

Item 5.  OtherInformation............................................    10

Item 6.  Exhibits and Reports on Form 8K.............................    10

Signatures..........................................................     11





* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                  REAL ESTATE OPPORTUNITIES, INC.
                  PART 1.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

               CONDENSED, CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)
                                                   JULY 31, 2000
ASSETS

Current assets:
     Cash ........................................$     170
     Notes receivable,  net........................  65,394
     Other receivables, net.........................  6,500
     Accrued interest receivable....................    200
     Prepaid expenses ..............................  5,000
                                                     77,264

Intangible assets ..................................622,177
                                             $      699,441

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable .............................$     12
     Accrued interest payable....................... 33,048
     Short term debt ............................... 69,592
     Current maturities long term debt ............. 21,500
     Total current liabilities .....................124,152

Long-term debt......................................646,010
     Total liabilities..............................770,162

Commitments.........................................    -

Shareholders' deficit:
     Common stock ..................................  6,873
     Additional paid-in capital.....................145,777
     Stock Options Outstanding ..................... 13,449
     Retained deficit .............................(236,820)
          Total  shareholders' deficit .............(70,721)
                                                $   699,441

The accompanying notes are an integral part of the condensed, consolidated financial statements.

                  REAL ESTATE OPPORTUNITIES, INC.
                  PART 1.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
                              For the Three Months For the Six Months
                                  ENDED JULY 31,           ENDED JULY 31,
                                  2000        1999         2000        1999

Revenues ................... $    804   $        -      $  1,021    $     -

Operating expenses:
   General & administrative    28,908            -         48,715         -
   General & administrative -
    stock based compensation.. 16,500            -         20,100         -
   General & administrative -
    related parties ..........  4,850            -         11,350         -
   Total operating expenses... 50,258            -         80,165         -

   Loss before interest & provision
      for income tax......... (49,454)           -        (79,144)        -

Interest expense ............  18,175            -         34,084         -

   Loss before provision for
      income taxes........... (67,629)           -       (113,228)        -

Provision for income
   taxes (benefit)...........     -              -               -         -
      Net loss ..............$(67,629)   $       -     $ (113,228)  $      -




The accompanying notes are an integral part of the condensed, consolidated financial statements.

                  REAL ESTATE OPPORTUNITIES, INC.
                  PART 1.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                       For the Six Months Ended
JULY 31,

                                                         2000          1999
Operating Activities:
      Net cash used in operating activities...........$(65,292)       $  -
Investing activities:
      Cash paid for rights to future revenues
       from the sale of common stock, acquired
       from a related party............................(26,480)           -
      Cash paid for rights to future revenues
       from a certain note receivable, acquired
       from a related party  ..........................(14,430)           -
      Cash paid for rights to future revenues
       from real estate development, acquired
       from a related party ...........................(92,154)           -
      Cash paid for property additions ................(46,589)           -
      Cash paid for short borrowing for
        a related party ............................... (6,500)           -
            Net cash used in investing activities ... (186,153)           -
Financing activities:
      Principle payments to related party on notes
       payable.........................................(29,490)           -
      Principle payment to shareholder note.............(6,000)           -
      Proceeds  from  short-term  borrowing ............30,000            -
      Proceeds from exercised stock options ............23,425            -
      Proceeds from the sale of common stock,
            net of offering costs .....................219,614            -
            Net cash provided from financing
             activities .............................. 237,549            -

      Net change in cash ..............................(13,896)           -
      Cash at beginning of period ..................... 14,066            -
            Cash  at  end  of period .................$    170  $         -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest  ........................$  1,010  $         -
      Cash  paid  for  income  taxes  ................$      -  $         _

The accompanying notes are an integral part of the condensed, consolidated financial statements.

                  REAL ESTATE OPPORTUNITIES, INC.
       NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

     The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report date January 31, 2000 and should be read in conjunction with the notes thereto.

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

NOTE 2: INTANGIBLE ASSETS

     Intangible assets consisted of the following at July 31, 2000:

     Rights to interest in commercial real estate acquired
          from related party......................................$30,526
     Rights to interest in residential real estate development
          including water rights, from related party .............499,899
      Rights to interest in proceeds from the sale of
          American Tire Corporation common stock...................91,752
                                                              $   622,177

NOTE 3: RELATED PARTY TRANSACTIONS

     During the six months ended July 31, 2000 the Company:

          (a) rented office space from an affiliate at a cost of $2,900 and $6,650 for the three months and six months ended July 31, 2000, respectively.

          (b) paid an affiliate $600 and $1,200 for accounting services for the three months and six months ended July 31, 2000, respectively.

          (c) paid an affiliate $2,000 and $3,500 for consulting services related to real estate property investments for the three months and six months ended July 31, 2000, respectively.

NOTE 4: LONG-TERM DEBT

     Notes payable, related  parties  consists  of the following as of July
31, 2000:

     Note payable to Asset Realization, Inc. (an affiliate),
          collateralized by a first deed of trust, at 13.5 percent interest, with interest due August 1, 2000 and $46,045
          due August 1,2001 ................................$   40,261

                  REAL ESTATE OPPORTUNITIES, INC.
       NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

     Note payable to Krupka-Brophy Profit Sharing Plan (an affiliate), collateralized by a first deed of trust, at 9 percent interest, with semi-annual payments fo $39,730 and a balloon payment of $503,410 due February 3, 2002................... 513,960
                                                              554,221
          Less current maturities............................  15,779
                                                         $    538,442

     Notes payable, other consists of the following as of July 31, 2000:

     Note payable to an unrelated third-party, collateralized by a first deed of trust, at 13.5 percent interest, with semi-annual payments fo $6,338 and a balloon payment of $32,971
          due February 3, 2002 ...........................$    38,387
     Note payable to an unrelated third-party, collateralized by a first deed of trust, at 13.5 percent interest, with semi-annual payments of $5,363 and a balloon payment of $53,520
          due February 3, 2002 ............................    53,402
                                                               91,789
          Less current maturities .........................     5,721
                                                           $   86,068

NOTE 5: INCOME TAXES

     The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes. The Company incurred net operating losses during the six months ended July 31, 2000 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0-income taxes.

NOTE 6: STOCK OPTIONS

     During the first quarter ended April 30, 2000 the Company granted options of 200,000 shares of its common stock for services. The options were vested and exercisable as of the grant date and expire on March 1, 2005. On May 2, 2000 and July 18, 2000 the Company granted options for 200,000 shares and 150,000 shares, respectively, of its common stock for services in accordance with the terms of its stock option agreement. The options were vested and exercisable as of the grant date and expire on May 2, 2001 and December 31, 2001, respectively. Following is a schedule of the options and the related strike prices:

               OPTION    NUMBER              EXERCISE
               GROUP     OF SHARES           PRICE
               No. 1     200,000        $    0.080
               No. 2     200,000        $    0.275
               No. 3     150,000        $    0.275

     The weighted average exercise price for the options was $0.204 at July
     31,  2000.   As of July 31, 2000 the  market value  of  the  Company's
     common stock, as determined by a national quotation system, was $0.150 per share.


                  REAL ESTATE OPPORTUNITIES, INC.
       NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

The status of the Company's stock option plan is summarized as follows:

                                   NUMBER         WEIGHTED AVERAGE
                                   OF SHARES      EXERCISE PRICE
   Outstanding at January 31, 2000    -             $         -
   Granted                        550,000                  0.204
   Exercised                      227,000           $      0.103
   Canceled                           -             $         -
   Outstanding at July 31, 2000   323,000           $      0.275

     The   Company   continues  to  account  for  non-employee  stock-based
     compensation in accordance with SFAS 123.

     The weighted average fair value of options granted during the six months ended July 31, 2000 estimated on the date of grant using the Black-Scholes option-pricing model was $0.077 per share. The fair value of the options granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of 40.00 percent, risk-free interest rate of 5.80 percent, and an expected life of three years.

NOTE 7: SHAREHOLDERS' DEFICIT

     Below is a reconciliation of the number of shares of the Registrant's outstanding common stock:

     January 31, 2000 balance .................................   751,750
     April 4, 2000 common stock dividend ......................   375,875
     Number of shares of common stock outstanding prior to
          recapitalization .................................... 1,127,625
     July 31, 2000 exercise of common stock options............   227,000
     July 31, 2000 sale of common stock for the quarter this
      report relates ..........................................   284,831
     April 6, 2000 number of shares issued in recapitalization..5,232,977
     Number of shares outstanding at July 31, 2000 ............ 6,872,433


                  PART 1.  FINANCIAL INFORMATION
                    ITEM 2.  PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS.

The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-
looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets, the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications, delays our introduction of new products or services, and our failure to keep pace with emerging technologies. No product

                  REAL ESTATE OPPORTUNITIES, INC.

                   PART 1. FINANCIAL INFORMATION
                     ITEM 2. PLAN OF OPERATION

research and development is planned for the next twelve months.

When used in this discussion, word such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Organized on January 1, 2000 we acquired Monument Galleries, Inc., in a reverse acquisition, on April 6, 2000. We are in the real estate opportunities business. Monument Galleries, Inc. was in the retail arts and craft industry before selling that business back to its principle shareholders and merging with us. The Company does not expect any significant changes in the number of employees in the next twelve months.

In the first quarter ended April 30, 2000 we acquired a 41% interest in commercial real property from an affiliate. For the period ended July 31, 2000 we have received $482 and $-0-, respectively in rent and management fees. It is our intent to develop the property into condominiums and sell the property during 2001, subject to the availability of financing.

We previously acquired a note from an affiliate during the first quarter that was collateralized by real property. The note was in default and we have foreclosed on the note. We also had assumed three related debt obligations when we acquired the note. We are liable under the debt obligations only to the extent that we receive proceeds from the note. On August 7, 2000 the debtor filed for protection under Chapter 13 of the United States Bankruptcy Court. It is anticipated that the Company will either receive payment in full plus additional interest at which time the debt obligations would be retired, or be given the deed to the property. Upon receipt of the deed, the property will be sold and the debt obligations retired. The Company expects the bankruptcy procedure to be completed during the third quarter of this year.

During the first quarter ended April 30, 2000 we used cash, stock and debt in order to fund an acquisition of property from an affiliate. Our plan is to develop this property and sell lots to builders beginning in 2001. Our balance sheet reflected notes payable totaling $646,010 at July 31, 2000. Since the notes payable mature over three years (with most of the principle due in the third year), we plan to use the proceeds from lot sales to retire this debt. There is no assurance that the development will take place or be profitable. For the six months ended July 31, 2000, additions to the improvements in the property totaled $18,989 and $-0-, respectively.

In the first period ended April 30, 2000 we acquired the right to proceeds from the sale of 67,888 shares of American Tire Corporation (ATC) common stock from Platinum Financial Fund, LLC, an affiliate. The ability to sell the ATC shares is subject to Rule 144 of the Securities Act of 1933, as amended. Once this restriction is lifted (September 2000, at the earliest), we plan to sell all or a portion of our holdings. Proceeds from the sale will be used to fund current and future projects. The ATC stock is traded in the over-the-counter market and its price fluctuates. We have not lined up a buyer for the stock, once the Rule 144 restriction is lifted. As of July 31, 2000 the closing price of the ATC stock was $2.75 per share.

On July 24, 2000 we loaned money to an affiliate in the amount of $6,500 to be repaid with the affiliate's share of the proceeds from the first sale of ATC stock. The total amount to be received from the affiliate will be $8,500 of which the $2,000 of proceeds will be used in the ordinary course of business operations.

                  REAL ESTATE OPPORTUNITIES, INC.
                  PART 1.  FINANCIAL INFORMATION
                    ITEM 2.  PLAN OF OPERATION


This is our second quarter of operations as a real estate opportunities business. We conducted minimal income producing operations during the period for which this Quarterly Report is filed. Our expenses consisted principally of accounting, legal, and interest expense. We were not in existence during the year earlier period.

We sold founder's shares to friends and relatives which provided $90,010 and on March 15, 2000 we commenced a private offering of 1 million shares of our common stock, at $.15 per share. For the three months and six months ended July 31, 2000 the stock sales provided capital totaling $19,550 and $219,614,respectively, net of the costs of the private offering. Stock options were issued totaling 550,000 shares with a weighted average exercise price of $.204 per share. Outstanding stock options expire between May 1, 2001 and December 31, 2001of which 227,000 shares have been exercised.

Our short-term debt obligations, totaling $69,592, will be retired only to the extent that we receive proceeds from the sale of collateral or redemption of the note. During the period ended July 31, 2000 we made principle payments on notes payable totaling approximately $30,000 to the affiliates noted above. Our liquidity and financial health will be dependent upon the success or failure of our rights.

                    PART 11 - OTHER INFORMATION
Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.
          (a) Exhibits
                    27* Financial Data Schedule.
          (b) Reports on Form 8-K were dated:
                    May 23, 2000
                    April 14, 2000
                    April 6, 2000

                  REAL ESTATE OPPORTUNITIES, INC.

                            SIGNATURES

The financial information furnished  herein  has  not  been  audited  by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended July 31, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              REAL ESTATE OPPORTUNITIES, INC.
                              (FORMERLY MONUMENT GALLERIES, INC.)
                              (REGISTRANT)



Date: AUGUST 23, 2000          By:    /S/  F. JEFFREY KRUPKA
                               F. Jeffrey Krupka, President