Form 10QSB
period 2000-10-31
REAL ESTATE OPPORTUNITIES INC
filed 2000-11-07
CIK 1065659

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended October 31, 2000 Commission File Number 0-28759
                          ----------------                        -------


                         Real Estate Opportunities, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         Colorado                                           84-1461919
--------------------------------------------------------------  -----------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

                3225 E Second Avenue, Denver, Colorado           80206
               ----------------------------------------       ----------
               (Address of principal executive offices)       (Zip code)

                                 (303) 393-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)



 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
       during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         X   Yes               No
                       -----             -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    6,872,433
--------------------------------------------------------------------------------
                Number of shares outstanding at October 31, 2000

--------------------------------------------------------------------------------
                     This document is comprised of 11 pages.

FORM 10QSB
3RD QUARTER

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements*

     Condensed, consolidated balance sheet - October 31, 2000 (Unaudited) ................      3

     Condensed, consolidated statements of operations - Three and nine months ended
     October 31, 2000 and 1999 (Unaudited) ...............................................      4

     Condensed, consolidated statements of cash flows - Nine months ended
     October 31, 2000 and 1999 (Unaudited) ...............................................      5

     Notes to condensed, consolidated financial statements (Unaudited) ...................      6

Item 2. Plan of operation ................................................................      9


PART II - OTHER INFORMATION

Item 1.  Legal proceedings ...............................................................     10

Item 2.  Changes In Securities ...........................................................     10

Item 3.  Defaults Upon Senior Securities .................................................     10

Item 4.  Submission of Matters To A Vote of Security Holders .............................     10

Item 5.  Other Information ...............................................................     10

Item 6.  Exhibits and Reports on Form 8K .................................................     10

Signatures ...............................................................................     11












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

                         REAL ESTATE OPPORTUNITIES, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED, CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                               October 31, 2000
                                               ----------------
ASSETS

Current assets:
         Cash ..................................    $  26,729
         Prepaid expenses ......................        2,000
                                                    ---------
                                                       28,729

Intangible assets ..............................      594,937
                                                    ---------
                                                    $ 623,666
                                                    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable ......................    $   1,184
         Accrued interest payable ..............          822
         Short term debt .......................       20,000
                                                    ---------
         Total current liabilities .............       22,006

Long-term debt .................................      606,076
                                                    ---------
         Total liabilities .....................      628,082

Commitments ....................................           --

Shareholders' deficit:
         Common stock ..........................        6,873
         Additional paid-in capital ............      145,777
         Stock Options Outstanding .............       13,449
         Retained deficit ......................     (170,515)
                                                    ---------
                  Total shareholders' deficit...       (4,416)
                                                    ---------
                                                    $ 623,666
                                                    =========



         The accompanying notes are an integral part of the condensed, consolidated financial statements.

                         REAL ESTATE OPPORTUNITIES, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the Three Months               For the Nine Months
                                                            Ended October 31,                 Ended October 31,
                                                       ----------------------------      -----------------------------
                                                          2000             1999             2000              1999
                                                       ----------     -------------      ----------      -------------
Revenues .........................................     $   56,362     $          --      $   57,383      $          --
                                                       ----------     -------------      ----------      -------------

Operating expenses:
   General & administrative ......................         13,527                --          62,242                 --
   General & administrative -
           stock based compensation ..............             --                --          20,100                 --
   General & administrative -
           related parties .......................          5,850                --          17,200                 --
                                                       ----------     -------------      ----------      -------------
           Total operating expenses ..............         19,377                --          99,542                 --
                                                       ----------     -------------      ----------      -------------

   Income (loss) before interest &
            provision for income tax .............         36,985                --         (42,159)                --

   Gain on sale of assets ........................         46,303                --          46,303                 --

Interest expense .................................         16,983                --          51,067                 --
                                                       ----------     -------------      ----------      -------------
           Income (loss) before provision for
             income taxes ........................         66,305                --         (46,923)                --

Provision for income taxes (benefit) .............             --                --              --                 --
                                                       ----------     -------------      ----------      -------------
           Net income (loss) .....................     $   66,305     $          --      $  (46,923)     $          --
                                                       ==========     =============      ==========      =============

Per share data:
   Basic net income (loss) per share .............     $     0.01                        $    (0.01)
                                                       ==========                        ==========
   Fully diluted .................................     $     0.01                        $    (0.01)
                                                       ==========                        ==========

Weighted average number of shares outstanding
   Basic .........................................      6,872,433                         5,284,801
                                                       ==========                        ==========
   Fully diluted .................................      7,195,433                         5,392,467
                                                       ==========                        ==========




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

                         REAL ESTATE OPPORTUNITIES, INC.
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           For the Nine Months Ended
                                                                                                   October 31,
                                                                                           -------------------------
                                                                                                2000        1999
                                                                                           -----------    ----------
Operating Activities:
     Net cash used in operating activities..............................................     $ (26,843)     $  --

Investing activities:
     Cash paid for rights to future revenues from the sale of
        common stock, acquired from a related party ....................................       (26,480)        --
     Cash paid for rights to future revenues from a certain note
        receivable, acquired from a related party ......................................       (14,430)        --
     Cash paid for rights to future revenues from real estate
        development, acquired from a related party .....................................       (92,154)        --
     Cash paid for property additions ..................................................       (56,889)        --
     Cash advance to a related party ...................................................       (71,500)        --
     Repayment from a related party ....................................................        71,500         --
                                                                                             ---------
           Net cash used in investing activities .......................................      (189,953)        --
Financing activities:
     Principle payments to related party on notes payable ..............................       (80,484)        --
     Principle payment to shareholder note .............................................        (6,000)        --
     Principle payments, others ........................................................       (62,030)        --
     Proceeds from sale of assets ......................................................       102,934         --
     Proceeds from short-term borrowing ................................................        32,000         --
             Proceeds from exercised stock options .....................................        23,425         --
     Proceeds from the sale of common stock,
        net of offering costs ..........................................................       219,614         --
                                                                                             ---------      -----
           Net cash provided from financing activities .................................       229,459         --
     Net change in cash ................................................................        12,663         --
Cash at beginning of period ............................................................        14,066         --
                                                                                             ---------      -----
           Cash at end of period .......................................................     $  26,729         --
                                                                                             =========      =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid for interest .........................................................     $  50,220      $  --
                                                                                             =========      =====
        Cash paid for income taxes .....................................................     $      --      $  --
                                                                                             =========      =====





         The accompanying notes are an integral part of the condensed, consolidated financial statements.

                         REAL ESTATE OPPORTUNITIES, INC.
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual Form 10-KSB report date January 31, 2000 and should be read in conjunction with the notes thereto.

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

NOTE 2: INTANGIBLE ASSETS

        Intangible assets consisted of the following at October 31, 2000:

        Rights to interest in commercial real estate acquired
           from related party ..........................................     $  38,426
        Rights to interest in residential real estate development
           including water rights, from related party ..................       502,299
        Rights to interest in proceeds from the sale of
           American Tire Corporation common stock ......................        54,213
                                                                             ---------
                                                                             $ 594,937
                                                                             =========

NOTE 3: RELATED PARTY TRANSACTIONS

        During the nine months ended October 31, 2000 the Company:

         (a) rented office space from an affiliate at a cost of $3,750 and $10,400 for the three months and nine months ended October 31, 2000, respectively.

         (b) paid an affiliate $600 and $1,800 for accounting services for the three months and nine months ended October 31, 2000, respectively.

         (c) paid an affiliate $1,500 and $5,000 for consulting services related to real estate property investments for the three months and nine months ended October 31, 2000, respectively.

         (d) paid affiliates $45,995 and $38,977 for principal and interest amounts due, respectively on debt obligations for the nine months ended October 31, 2000. Refer to Note 4.

         (e) advanced cash to affiliates in the total amount of $71,500 during the nine months ended October 31, 2000. The advances were repaid prior to October 31, 2000.

                         REAL ESTATE OPPORTUNITIES, INC.
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        NOTE 4: LONG-TERM DEBT

        Notes payable, related parties consists of the following as of October 31, 2000:

        Note payable to Asset Realization, Inc. (an affiliate),
           collateralized by a first deed of trust, at 13.5 percent interest, with interest due August 1, 2000 and $42,992
           due August 1, 2001....................................................................................  $ 38,799
         Note payable to Krupka-Brophy Profit Sharing Plan (an affiliate), collateralized by a first deed of trust, at 9 percent interest, with semi-annual payments of $39,730 and a balloon payment of $458,859 due
           February 3, 2002 .....................................................................................   485,206
                                                                                                                   --------
                                                                                                                    485,206
           Less current maturities ..............................................................................        --
                                                                                                                   --------
                                                                                                                   $485,206
                                                                                                                   ========
        Notes payable, other consists of the following as of October 31, 2000:

        Note payable to an unrelated third-party, collateralized by a first deed of trust, at 13.5 percent interest, with semi-annual payments of
           $6,338 and a balloon payment of $25,432 due February 3, 2002 .........................................  $ 33,266
        Note payable to an unrelated third-party, collateralized by a first deed of trust, at 13.5 percent interest, with semi-annual payments of $5,363 and a balloon payment of $46,030 due February 3,
           2002 .................................................................................................    48,805
                                                                                                                   --------
                                                                                                                     82,071
           Less current maturities ..............................................................................        --
                                                                                                                   --------
                                                                                                                   $ 82,071
                                                                                                                   ========


NOTE 5: INCOME TAXES

         The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes. The Company incurred net operating losses during the nine months ended October 31, 2000 resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0-income taxes.

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

                         REAL ESTATE OPPORTUNITIES, INC.
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                   OPTION         NUMBER        EXERCISE
                    GROUP       OF SHARES        PRICE
                  -------       ---------       --------
                    No. 1        200,000        $0.080
                    No. 2        200,000        $0.275
                    No. 3        150,000        $0.275

           The weighted average exercise price for the options was $0.204 at October 31, 2000. As of October 31, 2000 the market value of the Company's common stock, as determined by a national quotation system, was $0.150 per share. The status of the Company's stock option plan is summarized as follows:

                                             NUMBER   WEIGHTED AVERAGE
                                           OF SHARES   EXERCISE PRICE
                                           ---------  ----------------
     Outstanding at January 31, 2000             --        $   --
     Granted                                550,000         0.204
     Exercised                              227,000        $0.103
     Canceled                                    --        $   --
                                            -------        ------
     Outstanding at October 31, 2000        323,000        $0.275
                                            =======        ======

         The Company continues to account for non-employee stock-based compensation in accordance with SFAS 123.

         The weighted average fair value of options granted during the nine months ended October 31, 2000 estimated on the date of grant using the Black-Scholes option-pricing model was $0.077 per share. The fair value of the options granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of
         40.00 percent, risk-free interest rate of 5.80 percent, and an expected life of three years.

NOTE 7: SHAREHOLDERS' DEFICIT

        Below is a reconciliation of the number of shares of the Registrant's outstanding common stock:

January 31, 2000 balance ..................................................          751,750
April 4, 2000 common stock dividend .......................................          375,875
                                                                                   ---------
Number of shares of common stock outstanding prior to
   recapitalization .......................................................        1,127,625
July 31, 2000 exercise of common stock options ............................          227,000
July 31, 2000 sale of common stock for the quarter this report relates ....          284,831
April 6, 2000 number of shares issued in
   recapitalization .......................................................        5,232,977
                                                                                   ---------
Number of shares outstanding at October 31, 2000 ..........................        6,872,433
                                                                                   =========

NOTE 8: EARNINGS (LOSS) PER SHARE

         Effective December 31, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires a dual presentation of earnings per share - basic and diluted. Basic earnings per share have been computed on the weighted average of common shares outstanding.

                         REAL ESTATE OPPORTUNITIES, INC.
                          PART 1. FINANCIAL INFORMATION
                           ITEM 2. PLAN OF OPERATION


Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options. For the nine months ended October 31, 2000, 107,666 shares were excluded from the diluted earnings per share calculation, as these shares were antidilutive.

FORWARD-LOOKING STATEMENTS.

The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets, the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications, delays our introduction of new products or services, and our failure to keep pace with emerging technologies. No product research and development is planned for the next twelve months.

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

We were organized on May 15, 1998. We acquired Real Estate Opportunities, Inc. in an acquisition on April 6, 2000. We are in the real estate opportunities business. Prior to acquisition, we were in the retail arts and craft industry. The Company does not expect any significant changes in the number of employees in the next twelve months.

In the first quarter ended April 30, 2000 we acquired a 41% interest in commercial real property from an affiliate. For the fiscal quarter ended October 31, 2000 we have received $1,175 in rent. It is our intent to develop the property into condominiums and sell the property during 2001, subject to the availability of financing.

We previously acquired a note from an affiliate during the first quarter that was collateralized by real property. The note was in default and we have foreclosed on the note. We also had assumed three related debt obligations when we acquired the note. We are liable under the debt obligations only to the extent that we receive proceeds from the note. On August 7, 2000 the debtor filed for protection under Chapter 13 of the United States Bankruptcy Court. On October 17, 2000 the property was redeemed and the Company received $119, 210 gross proceeds. The Company used the proceeds to extinguish the related debt and paid the principal amount of $46,592 and $2,270 of related interest.

During the first quarter ended April 30, 2000 we used cash, stock and debt in order to fund an acquisition of property from an affiliate. Our plan is to develop this property and sell lots to builders beginning in 2001. Our balance sheet reflected notes payable totaling $606,076 at October 31, 2000. During the related quarter for which these statements represent, principal and interest was paid totaling $61,433 and $46,939, respectively on the outstanding debt obligations. Of the total principal and interest payments paid, $45,995 and $38,977, respectively, was paid to related parties. Additional proceeds from the sale of the above foreclosure property were also used to reduce the outstanding debt. Since the notes payable mature over three years (with most of the principle due in the third year), we plan to use the proceeds from lot sales to retire this debt. There is no assurance that the development will take place or be profitable. For the nine months ended October 31, 2000, additions to the improvements in the property totaled $29,289.

                        REAL ESTATE OPPORTUNITIES, INC.
                         PART I. FINANCIAL INFORMATION
                           ITEM 2. PLAN OF OPERATION


In the first period ended April 30, 2000 we acquired the right to proceeds from the sale of 83,888 shares of American Tire Corporation (ATC) common stock from Platinum Financial Fund, LLC, an affiliate. The ability to sell the ATC shares is subject to Rule 144 of the Securities Act of 1933, as amended. The Rule 144 restriction has lifted (September 2000, at the earliest), and 34,322 shares have been sold. Proceeds from the sale of the stock totaled $82,706.


A portion of the proceeds was used as a short-term loan to an affiliate in the amount of $65,000. The loan was repaid in the same period (Note 3). Our plan will be to sell the remaining portion of our holdings and the proceeds from the sale will be used to fund current and future projects. The ATC stock is traded in the over-the-counter market and its price fluctuates. As of October 30, 2000 the closing price of the ATC stock was $3.75 per share.

On July 24, 2000 we loaned money to an affiliate in the amount of $6,500 to be repaid with the affiliate's share of the proceeds from the first sale of ATC stock. The total amount received from the affiliate was $8,500 which was paid on August 8, 2000 (Note 3). The $2,000 of proceeds has been used in the ordinary course of business operations. This is our third quarter of operations as a real estate opportunities business. Our expenses consisted principally of accounting, legal, and interest expense. We were not in existence during the year earlier period.

We sold founder's shares to friends and relatives which provided $90,010 and on March 15, 2000 we commenced a private offering of 1 million shares of our common stock, at $.15 per share. For the three months and nine months ended October 31, 2000 the stock sales provided capital totaling $0.00 and $219,614, respectively, net of the costs of the private offering. Stock options were issued totaling 550,000 shares with a weighted average exercise price of $.204 per share. Outstanding stock options expire between May 1, 2001 and December 31, 2001 of which 227,000 shares have been exercised.

Our short-term debt obligations, totaling $20,000, will be retired to the extent that we receive proceeds from the sale of additional shares of ATC common stock. During the period ended October 31, 2000 we made principal payments on notes payable totaling approximately $45,995 to the affiliates noted above. Our liquidity and financial health will be dependent upon the success or failure of our rights.



                          PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

     (a) Exhibits

           27* Financial Data Schedule.

     (b) No reports on Form 8-K were filed on during the fiscal quarter.

                         REAL ESTATE OPPORTUNITIES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




            Real Estate Opportunities, Inc. (formerly Monument Galleries, Inc.)
                                     (Registrant)

Date: 11/6/00                                   By: /s/ S. Jeffrey Krupka
     --------------------                           ---------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27*          Financial Data Schedule.