Form 10KSB/A
period 2000-01-31
REAL ESTATE OPPORTUNITIES INC
filed 2000-12-14
CIK 1065659

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $-0-. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 31, 2000 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 6, 2000, was 1,127,625, which is after taking into account a one and one half-for-one stock dividend effective April 4, 2000.

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

Results of Operations

     We have generated minimal revenues from operations since inception. We were not profitable for the year ended January 31, 2000. We had total revenues of $46,087 since inception but no revenues for the year ended January 31, 1998. Total operating expenses from inception were $161,220, compared to $14,974 for the twelve months ended January 31, 2000. Total loss from operations inception were $115,133 compared to a loss of $14,974 for the year ended January 31, 2000. The major components of general and administrative expenses are legal, accounting, rent and other expenses for the year ended January 31, 2000 and commissions, consulting, wages, and related expenses and other expenses for the period from May 15, 1998 (inception) through January 31, 1999.

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






Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
December 6, 1999

                                     ASSETS

Current assets:
   Cash                                                                   $  14,066
                                                                          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
      Accounts and notes payable:
      Trade accounts payable                                              $      50
            Indebtedness to related party (Note B)                            6,000
                                                                          ---------
            Total current liabilities                                         6,050
                                                                          ---------

Shareholders' equity (Note D):
      Preferred stock, $0.001 par value; 1,000,000 shares authorized,
            -0- issued and outstanding                                           --
      Common stock, $0.001 par value, 10,000,000 shares authorized,
            751,750 shares issued and outstanding                               752
      Additional paid-in-capital                                            111,439
      Deficit accumulated during the development stage                      (18,374)
      Retained deficit                                                      (85,801)
                                                                          ---------
            Total shareholders' equity                                        8,016
                                                                          ---------
                                                                          $  14,066
                                                                          =========

                            MONUMENT GALLERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                               FOR THE          FOR THE PERIOD
                                                                                                YEAR         FROM MAY 15, 1998
                                                                                                ENDED       (INCEPTION) THROUGH
                                                                                             JANUARY 31,         JANUARY 31,
                                                                                                 2000                1999
                                                                                             -----------    -------------------
Net sales ...............................................................................     $      --            $  46,087
                                                                                              ---------            ---------

Operating expenses:
    Cost of sales .......................................................................            --               35,449
    General and administrative ..........................................................        12,974               91,454
    General and administrative, related parties (Note B) ................................         2,000                   --
    General and administrative, stock-based
        compensation (Note D) ...........................................................            --               34,317
                                                                                              ---------            ---------
                                                                                                 14,974              161,220
                                                                                              ---------            ---------

                     Loss from operations ...............................................       (14,974)            (115,113)

Non-operating income:
    Gain from sale of business assets (Note A) ..........................................            --               29,332
                                                                                              ---------            ---------
Loss before income tax and cumulative effect of change
        in accounting principle .........................................................       (14,974)             (85,801)

Income taxes (Note C) ...................................................................            --                   --
                                                                                              ---------            ---------
    Loss before cumulative effect of change in accounting principle .....................       (14,974)             (85,801)

Cumulative effect of change in accounting principle,
        net of income taxes (Note A) ....................................................        (3,400)                  --
                                                                                              ---------            ---------
                     Net loss ...........................................................     $ (18,374)           $ (85,801)
                                                                                              =========            =========

Net loss per share:
    Loss before cumulative effect of change in accounting principle .....................     $   (0.03)           $   (0.25)
    Cumulative effect of change in accounting principle .................................         (0.01)                  --
                                                                                              ---------            ---------
                     Net loss per basic common share ....................................     $   (0.04)           $   (0.25)
                                                                                              =========            =========

Number of shares outstanding for purposes
    Of computing net loss per basic and diluted share ...................................       518,417              343,375
                                                                                              =========            =========

                            MONUMENT GALLERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                  PREFERRED STOCK                     COMMON STOCK
                                                               ---------------------           --------------------------
                                                               SHARES        AMOUNT             SHARES            AMOUNT
                                                               ------        -------           -------           --------
      May 15, 1998 (inception) ...................               --          $    --                --           $     --

Sale of common stock
         (Note D) ................................               --               --           205,750                206
Common stock issued for
      services, valued at the
      fair value of the stock
      (Note D) ...................................               --               --           224,000                224
Shares cancelled .................................               --               --           (78,000)               (78)
Net loss for the period ..........................               --               --                --                 --
                                                               ----          -------           -------           --------
      January 31, 1999 ...........................               --               --           351,750                352

Sale of common stock
         (Note D) ................................               --               --           400,000                400
Contributed capital ..............................               --               --                --                 --
Net loss for the year ............................               --               --                --                 --
                                                               ----          -------           -------           --------
      January 31, 2000 ...........................               --          $    --           751,750           $    752
                                                               ====          =======           =======           ========

                                                      ADDITIONAL   DEFICIT ACCUMULATED
                                                       PAID-IN      DURING DEVELOPMENT      RETAINED
                                                       CAPITAL        STAGE (NOTE A)         DEFICIT            TOTAL
                                                      ----------   -------------------      --------           --------
      May 15, 1998 (inception) ..............          $     --          $     --           $     --           $     --

Sale of common stock
         (Note D) ...........................            46,444                --                 --             46,650
Common stock issued for
      services, valued at the
      fair value of the stock
      (Note D) ..............................            34,317                --                 --             34,541
Shares cancelled ............................                78                --                 --                 --
Net loss for the period .....................                --                --            (85,801)           (85,801)
                                                       --------          --------           --------           --------
      January 31, 1999 ......................            80,839                --            (85,801)            (4,610)

Sale of common stock
         (Note D) ...........................            29,600                --                 --             30,000
Contributed capital .........................             1,000                --                 --              1,000
Net loss for the year .......................                --           (18,374)                --            (18,374)
                                                       --------          --------           --------           --------
      January 31, 2000 ......................          $111,439          $(18,374)          $(85,801)          $  8,016
                                                       ========          ========           ========           ========

                            MONUMENT GALLERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                     FOR THE PERIOD
                                                                                                   FROM MAY 15, 1998
                                                                                    FOR THE YEAR      (INCEPTION)
                                                                                       ENDED            THROUGH
                                                                                    JANUARY 31,        JANUARY 31,
                                                                                        2000              1999
                                                                                    ------------   -----------------
Cash flows from operating activities:
          Net loss ........................................................          $(18,374)          $(85,801)
          Adjustments to reconcile net loss to net cash
          used in operating activities:
              Amortization ................................................                --                912
              Gain on sale of business assets (Note A) ....................                --            (29,332)
              Cumulative effect of change in accounting
                  principle (Note A) ......................................             3,400                 --
              Stock issued for services (Note D) ..........................                --             34,541
          Changes in current assets and liabilities:
              Inventory and other current assets ..........................                --                 --
              Accounts payable and accrued expenses .......................            (2,100)                --
          Working capital changes on sale of business assets (Note A)
              Inventory and other current assets ..........................                --             22,901
              Accounts payable and accrued expenses .......................                --            (22,342)
                                                                                     --------           --------
                      Net cash flow (used in) operating activities ........           (17,074)           (79,121)

Cash flows from investing activities:
          Cash paid for security deposit ..................................                --               (700)
          Cash paid for leasehold improvements and fixtures ...............                --             (2,189)
          Cash paid for organizational costs ..............................                --             (4,000)
          Cash paid on sale of business assets (Note A) ...................                --               (100)
                                                                                     --------           --------
                      Net cash flow used in investing activities ..........                --             (6,989)

Cash flows from financing activities:
          Proceeds from working capital advances ..........................                --             33,600
          Proceeds form sale of common stock (Note D) .....................            30,000             46,650
          Proceeds from shareholder advance (Note B) ......................                --              6,000
          Contributed capital .............................................             1,000                 --
                                                                                     --------           --------
                  Net cash provided by financing activities ...............            31,000             86,250

      Net change in cash ..................................................            13,926                140
      Cash at beginning of period .........................................               140                 --
                                                                                     --------           --------
                  Cash at end of period ...................................          $ 14,066           $    140
                                                                                     ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid for interest ......................................          $     --           $     --
                                                                                     ========           ========
              Cash paid for income taxes ..................................          $     --           $     --
                                                                                     ========           ========
              Liabilities assumed by purchaser of assets ..................          $     --           $ 33,600
                                                                                     ========           ========
              Assets sold in exchange for extinguishment of debt ..........          $     --           $  3,232
                                                                                     ========           ========

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

NOTE C: INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended January 31, 2000 and the period from May 15, 1998 (inception) through ended January 31, 1999:


                                                    MAY 15, 1998
                                                    (INCEPTION)
                                    YEAR ENDED        THROUGH
                                    JANUARY 31,     JANUARY 31,
                                       2000            1999
                                    -----------     ------------
U.S. statutory federal rate           15.00%          15.00%
State income tax rate                  4.40%           4.40%
Net operating loss for which no
 tax benefit is currently
 available                            19.04%          19.04%
                                      ------          ------
                                       0.00%           9.00%
                                      ======          ======


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

                                                         MAY 15, 1998
                                                          (INCEPTION)
                                        YEAR ENDED          THROUGH
                                        JANUARY 31,       JANUARY 31,
                                           2000              1999
                                        -----------      ------------
Net loss as reported                     $(18,374)         $(85,801)
Effect of SFAS No. 123                                           --
                                         --------          --------
Pro forma net loss                       $(18,374)         $(85,801)
                                         ========          ========

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held in the Company as of January 31, 2000 are as follows:

Our Directors and Executive Officers, their ages and present positions held are as follows:

   NAME                    AGE         POSITION HELD
   ----                    ---         -------------
   F. Jeffrey Krupka       44          President, Chief Executive Officer
                                       And Director

   Cynthia Kettl           52          Secretary-Treasurer and Director

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

Cynthia Kettl. Ms. Kettl has been our Treasurer since September 13, 1999. She has been involved with Platinum Financial Fund, LLC, a private investment company, since 1998. From October, 1995 to 1998, she was employed by Krupka and Associates, LLC., a private investment company. Ms. Kettl received a

Bachelor's degree in Business Management from Metropolitan State College in 1981, a Bachelor's degree in Accounting from Metropolitan State College in 1998, and an Associates Degree in Business from Community College North Denver in 1978.

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

We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

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

  NAME AND ADDRESS                              AMOUNT AND NATURE OF         PERCENT OF
OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP (1)(2)       CLASS
-------------------                          ---------------------------     ----------
F. Jeffrey Krupka                                        90,258(3)             12%
3225 East 2{nd} Ave.
Denver, Colorado 80206

Cynthia Kettl                                             4,000                  .5%
3225 East 2{nd} Ave.
Denver, Colorado 80206

Arthur W. Zarlengo Rev. Trust                            91,851                12.2%
621 17{th} Street
Suite 911
Denver, Colorado 80202

Nancy M. Miller                                          91,851                12.2%
470 Sunset Drive
Golden, Colorado 80401

Janet Brophy                                             90,258                12%
6195 South Akron Way
Greenwood Village, Colorado 80111

All Officers and Directors as a Group                    94,258(3)             12.5%
3225 East 2{nd} Ave.
(two persons)

(1) All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) Mr. Krupka's father, Frank Krupka, owns a total of 4,000 shares of record Mr. Krupka disclaims any beneficial ownership in his father's interest.

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

    27.1             Financial Data Schedule

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


                                       Monument Galleries, Inc.


Dated: 12/14/00                        By: /s/ F. JEFFREY KRUPKA
                                           -------------------------------------
                                           F. Jeffrey Krupka
                                           President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       CHIEF FINANCIAL OFFICER


Dated: 12/14/00                        By: /s/ CYNTHIA KETTL
                                           -------------------------------------
                                           Cynthia Kettl
                                           Treasurer


Dated: 12/14/00                        By: /s/ F. JEFFREY KRUPKA
                                           -------------------------------------
                                           F. Jeffrey Krupka
                                           Director

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER         DESCRIPTION
  -------        -----------
+  3A            Articles of Incorporation

+  3B            Bylaws

   27.1          Financial Data Schedule

+ Previously Filed.