Form 10KSB40
period 2001-01-31
REAL ESTATE OPPORTUNITIES INC
filed 2001-04-27
CIK 1065659

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended: January 31, 2001
                           Commission File No. 0-28759

                         REAL ESTATE OPPORTUNITIES, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

                     COLORADO                               84-1461919

                 (State or other                    (IRS Employer File Number)
                 jurisdiction of
                  incorporation)

                 3225 East 2nd Ave.
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year consisted of rental income of $7,388. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 31, 2001 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 6, 2001, was 6,872,433.

References in this document to "us," "we," or "the Company" refer to Real Estate Opportunities, Inc.

                                     PART I

     (a) GENERAL DEVELOPMENT OF BUSINESS

     We are a Colorado corporation. Our principal business address is 3225 East 2nd Ave., Denver, Colorado 80206. We are in the real estate development business. Previously, we were in the retail arts and crafts industry.

          We were incorporated under the laws of the State of Colorado on May 15, 1998 under the name Monument Galleries, Inc. In 1998, we acquired the trade name "Santa Fe Trail Art Gallery" and the assets and inventory of the Santa Fe Art Gallery and Museum Store (the "Gallery"). As of January 31, 1999, we sold this Gallery to a third party entity for the assumption of debt of the assets of the Gallery.

     On April 6, 2000, our Board of Directors approved our acquisition of all of the issued and outstanding shares of Real Estate Opportunities, Inc., a private Colorado corporation (REO). As a result, REO will become a wholly-owned subsidiary of us, and we changed our name to Real Estate Opportunities, Inc. We issued a total of 5,482,977 of our common shares in exchange for all of the issued and outstanding common shares of REO.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     (b) NARRATIVE DESCRIPTION OF THE BUSINESS

     Until we acquired REO, we had experienced limited activity since inception. Our operations have significantly increased. Our fiscal year end is January 31st. We are comprised of one corporation with one subsidiary.

     (c) OPERATIONS

     Since our acquisition of REO, we have been focused on acquiring and developing real estate properties for our own account. We have two projects in Weld County, Colorado. We are in the process of developing raw land into residential lots for sale to homebuilders in one project in Firestone, Colorado. We have a second project in the town of Frederick, Colorado, which we have platted into lots. We have built one home in the Frederick development.

    We have also acquired a commercial property in Denver, Colorado which we developed into retail space. As of April, 2001, all of this property was sold.

         We will continue to look for real estate properties which may be possible candidates for us to acquire. Any real estate property is a potential candidate, if the economic benefits are favorable to us.

     In addition we plan to expand through acquisition. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business acquisition opportunities under investigation. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

     We have two part-time employees, our President and our Secretary-Treasurer. Our employees have agreed to allocate a portion of their time to our activities. These officers anticipate that our business plan can be implemented by their collectively devoting approximately twenty hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment of such officers. These officers will use their best judgements to resolve all such conflicts.

     (d) MARKETS

     Our marketing plan is focused initially on developing our real estate properties and acquiring additional properties. We will use the efforts of our officers and directors to market our services.

     (e) RAW MATERIALS

     The use of raw materials is not material factor in our operations and is not expected to be material factor in the future.

     (f) CUSTOMERS AND COMPETITION

     Our potential customers will be in two categories. The first will be other companies like ours to whom we will resell properties which we have acquired. The second will be builders, to whom we plan to market our developed properties. We will use our management's prior contacts to sell to the first group, and will use the media to sell to the second group.

     We expect to compete for the acquisition of real estate properties and the sales of those properties with a broad range of competitors. There are a number of established operations, virtually all of which are larger and better capitalized than we are and/or have greater personnel resources and technical expertise. No one company dominates our industry. In view of our combined extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors. There can be no guarantee that we will ever generate a profit.

     (g) BACKLOG

     At January 31, 2001, we had no backlogs.

     (h) EMPLOYEES

     At as of the date hereof, we have two part-time employees, one of whom receives $200 per month in salary. The other receives no salary. We do not plan to hire additional employees in the future.

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

     (m) SUBSEQUENT EVENT

     Between February, 2001 and April, 2001, we sold our Denver commercial property for gross proceeds of approximately $505,000.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Our business office is located at 3225 East 2nd Ave., Denver, Colorado 80206. We pay $750 per month in rent for this office space, which is occupied by our President, F. Jeffrey Krupka, under month-to-month lease plus the actual expenses of telephone and fax and $200 per month for accounting services. We own raw land real estate properties in Weld County, Colorado. We have built one home in our Frederick, Colorado development. We also own a commercial property in Denver, Colorado. Finally, we own common stock which we acquired from our affiliates.

ITEM 3. LEGAL PROCEEDINGS.

     No material legal proceedings of a material nature to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS

     Our securities have never been listed for trading on any market and were not quoted at the fiscal year ended January 31, 2001. We received permission in March, 2001 to trade in the Over-the-Counter market on the NASD's "Electronic Bulletin Board" under the trading symbol RLEO. We commenced trading in April, 2001.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of January 31, 2001, we had a total of 6,872,433 of our common shares outstanding. The number of holders of record of our common stock at that date was approximately sixty-eight.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

     The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products or certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

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

Results of Operations

     We are now generating revenues from operations. In addition, we were profitable for the year ended January 31, 2001. We had rental income of $7,388 and other income of $106,121 for the year ended January 31, 2001, compared to no rental income and $1,000 of other income for the period from inception through January 31, 2000. Our total operating expenses for the twelve months ended January 31, 2001 were $157,275 compared to $1,000 for the period from inception through January 31, 2000. The major components of our operating expenses are general and administrative and include legal, accounting, rent, commissions, consulting, wages, and related expenses.

     Our net income from operations for the twelve months ended January 31, 2001 was $21,500, compared to a loss of $1,000 for the period from inception through January 31, 2000.

     The development of operations was the principal difference for the year ended January 31, 2001 compared to the period from inception through January 31, 2000. We developed substantial operations for the first time. We were also profitable for the first time in our history for the fiscal year ended January 31, 2001. For the coming fiscal year, we plan to continue our business focus in the development of our real estate projects and to search for new projects which may show profitable potential. We may also look to increase our operations by searching for acquisition candidates to complement our business strategy, although we have made no efforts to find such candidates so far.

Liquidity and Capital Resources

     Cash increased to $4,451 as of January 31, 2001, compared to $3,336 as of January 31, 2000.

     We used $133,064 in investing activities for the fiscal year ended January 31, 2001. Net cash provided by financing activities was $240,539, which included $207,564 from a private placement.

     While we are now profitable, we believe that it is important to increase our revenues as well as maintaining our profitability. Our plan remains to build our Company through the development of real estate projects. However, we may also look for business acquisition candidates, although we have concluded no additional acquisitions and have spoken with no other potential candidates.

     During the next twelve months, we plan to investigate an offering of our securities, whether through a private placement or a public offering. At the present time, we have no firm arrangements with regard to either type of offering. We do not intend to pay dividends in the foreseeable future.

ITEM 7. Financial Statements.

                         REAL ESTATE OPPORTUNITIES, INC.
                       (Formerly Monument Galleries, Inc.)

                        Consolidated financial statements

                                January 31, 2001

                   (With Independent Auditors' Report Thereon)

                         REAL ESTATE OPPORTUNITIES, INC.
                       (FORMERLY MONUMENT GALLERIES, INC.)
                         INDEX TO FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
Independent auditors' report..........................................................    F-2

Consolidated balance sheet, January 31, 2001..........................................    F-3

Consolidated statements of income, for the year ended January 31, 2001 and the
      period from January 1, 2000 (inception) through January 31, 2000................    F-4

Consolidated statement of changes in shareholders' equity, January 1, 2000
      (date of inception) through January 31, 2001....................................    F-5

Consolidated statements of cash flows, for the year ended January 31, 2001 and the
      period from January 1, 2000 (inception) through January 31, 2000................    F-6

Notes to consolidated financial statements............................................    F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Real Estate Opportunities, Inc.


We have audited the accompanying consolidated balance sheet of Real Estate Opportunities, Inc. (the "Company") and subsidiary as of January 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended January 31, 2001 and the period from January 1, 2000 (date of inception) through January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Opportunities, Inc. as of January 31, 2001, and the results of their operations and their cash flows for the year ended January 31, 2001 and the period from January 1, 2000 (date of inception) through January 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, the Company bought investments from certain affiliates during the period under audit. As of January 31, 2001, the amount of the investments acquired from affiliates represents a substantial portion of the Company's total assets. Such purchases are not at terms equivalent to arm's-length transactions under generally accepted accounting principles. Accordingly, the operating results presented may not be indicative of the operating results had the Company not entered into these related party transactions.




Cordovano and Harvey, P.C.
Denver, Colorado
March 8, 2001, except as to Note 12,
which is April 26, 2001

                        REAL ESTATE OPPORTUNITIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2001

                                     ASSETS
Cash .......................................................................   $      4,451
Prepaid expenses ...........................................................          2,414
Residential development:
       Town of Firestone ...................................................        576,124
       Town of Frederick ...................................................        752,254
Commercial rental property .................................................        175,140
Investment acquired from related party (Note 2)  ...........................         50,062
                                                                               ------------
                                                                               $  1,560,445
                                                                               ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Acquisition and development notes (Note 4):
            Residential development:
                  Town of Firestone:
                     Related parties .......................................   $    454,005
                     Other .................................................        184,884
                  Town of Frederick:
                     Related parties .......................................        320,133
                     Other .................................................        271,743
       Commercial rental property notes (Note 6):
            Related parties ................................................         32,519
            Other ..........................................................        107,481
       Loans payable .......................................................         60,000
       Accrued interest payable:
            Related parties ................................................          9,456
            Other ..........................................................         14,242
       Accounts payable ....................................................          1,480
       Deposits ............................................................         25,000
       Income taxes payable (Note 9) .......................................          4,734
       Accrued real estate taxes ...........................................         10,422
                                                                               ------------
                  Total liabilities ........................................      1,496,099
                                                                               ------------

Commitment (Note 10) .......................................................             --

Shareholders' equity (Note 8):
       Common stock, $0.001 par value, 50,000,000 shares
            authorized, 6,872,433 shares issued and outstanding ............          6,873
       Additional paid-in capital ..........................................         20,473
       Stock option to purchase 200,000 shares of common stock outstanding .         16,500
       Retained earnings ...................................................         20,500
                                                                               ------------
                  Total shareholders' equity ...............................         64,346
                                                                               ------------
                                                                               $  1,560,445
                                                                               ============

           See accompanying notes to consolidated financial statements

                        REAL ESTATE OPPORTUNITIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                        January 1, 2000
                                                                                          (inception)
                                                                          Year Ended        Through
                                                                          January 31,     January 31,
                                                                             2001            2000
                                                                         ------------   ---------------
Rental income ........................................................   $      7,388    $         --
                                                                         ------------    ------------

Operating expenses:
       General and administrative ....................................         87,972              --
       General and administrative-stock based compensation (Note 8) ..         38,275              --
       General and administrative-related parties (Note 4) ...........         28,650           1,000
                                                                         ------------    ------------
                       Total operating expenses ......................        154,897           1,000
                                                                         ------------    ------------

                       Operating loss ................................       (147,509)         (1,000)
                                                                         ------------    ------------

Other income (expense):
       Other income ..................................................            592              --
       Gain on sale of collateral (Note 2) ...........................         50,803
       Gain on sale of assets acquired from related party (Note 2) ...         51,726              --
       Interest income ...............................................          3,000              --
       Interest expense ..............................................         (2,378)             --
                                                                         ------------    ------------
                       Total other income (expense) ..................        103,743              --
                                                                         ------------    ------------
                       Loss before extraordinary item and
                          provision for income taxes .................        (43,766)         (1,000)

Extraordinary item (Note 2):
       Early extinguishment of related party debt, net of $14,994 in
            income taxes .............................................         55,006              --
                                                                         ------------    ------------
                       Income before provision for income taxes ......         11,240          (1,000)

Provision for income taxes - benefit (Note 9) ........................         10,260              --
                                                                         ------------    ------------
                       Net income (loss) .............................   $     21,500    $     (1,000)
                                                                         ============    ============

Net income (loss) per share:
       Basic:
            Before extraordinary item and income taxes ...............              *               *
                                                                         ============    ============
            After extraordinary item and income taxes ................              *               *
                                                                         ============    ============
       Number of shares used for computing net income (loss) per share      6,337,371       1,330,500
                                                                         ============    ============
       Dileted:
            Before extraordinary item and income taxes ...............              *               *
                                                                         ============    ============
            After extraordinary item and income taxes ................              *               *
                                                                         ============    ============
       Number of shares used for computing net income (loss) per share      6,376,615       1,330,500
                                                                         ============    ============

* Less than $.01 per share

           See accompanying notes to consolidated financial statements

                        REAL ESTATE OPPORTUNITIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
              JANUARY 1, 2000 (INCEPTION) THROUGH JANUARY 31, 2001

                                                       Common Stock           Additional      Common
                                                 ------------------------       Paid In        Stock       Retained
                                                   Shares        Amount         Capital       Options      Earnings        Total
                                                 -----------   -----------   ------------    ---------    ----------    ----------
Net loss for the period from
      January 1, 2000 (inception) through
      January 31, 2000 .......................            --   $        --   $         --    $      --    $   (1,000)   $   (1,000)
                                                 -----------   -----------   ------------    ---------    ----------    ----------
           Balances, January 31, 2000 ........            --            --             --           --        (1,000)       (1,000)
Sale of common stock net of
      offering costs of $6,000  ..............     3,491,430         3,491        204,073           --            --       207,564
Shares of common stock issued
      in exchange for property (Note 8) ......     1,686,665         1,687        251,313           --            --       253,000
Excess paid over historical cost
      for rights acquired from
      related parties (Note 4)  ..............            --            --       (495,766)          --            --      (495,766)
Shares of common stock issued
      in exchange for services (Note 8) ......       254,831           255         18,120           --            --        18,375
Issuance of stock options to purchase
      350,000 shares of common stock .........            --            --             --       19,900            --        19,900
Shares of common stock issued
      in exchange for debt (Note 8) ..........        84,882            85         12,647           --            --        12,732
Merger with MGI (Note 8) .....................     1,127,625         1,128          6,888           --            --         8,016
Common stock issued on options
      exercised (Note 8) .....................       227,000           227         23,198       (3,400)           --        20,025
Net income for the year ......................            --            --             --                     21,500        21,500
                                                 -----------   -----------   ------------    ---------    ----------    ----------
           Balances, January 31, 2001 ........     6,872,433   $     6,873   $     20,473    $  16,500    $   20,500    $   64,346
                                                 ===========   ===========   ============    =========    ==========    ==========

           See accompanying notes to consolidated financial statements

                        REAL ESTATE OPPORTUNITIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                January 1, 2000
                                                                                                                  (inception)
                                                                                                   Year Ended       Through
                                                                                                   January 31,    January 31,
                                                                                                      2001            2000
                                                                                                  ------------  ---------------
Operating Activities
      Net income (loss) .......................................................................   $     21,500    $     (1,000)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Common stock issued for services (Note 8) ..........................................         18,375              --
           Issuance of performance stock options (Note 8) .....................................         19,900              --
           (Increase) decrease in:
                Residential development and commercial real estate ............................     (1,520,408)        (33,174)
                Prepaid expenses and other ....................................................        (29,125)        (11,000)
           Increase (decrease) in:
                Acquisition and development and commercial property notes .....................      1,318,064              --
                Accounts payable, accrued interest, deposits and other ........................         65,334              --
                                                                                                  ------------    ------------
                     Net cash used by operating activities ....................................       (106,360)        (45,174)
                                                                                                  ------------    ------------

Investing Activities:
      Cash paid for rights to future revenues from the sale of common stock, acquired from
           related party (Note 2) .............................................................        (26,480)             --
      Cash paid for rights to future revenues from a certain note receivable, acquired from
           related party (Note 2) .............................................................        (14,430)             --
      Cash paid for rights to future revenues from real estate development, acquired from
           related party (Note 2) .............................................................        (92,154)             --
                                                                                                  ------------    ------------
                     Net cash used by investing activities ....................................       (133,064)             --
                                                                                                  ------------    ------------

Financing Activities:
      Short-term borrowings, related parties (Note 2) .........................................         29,000              --
      Repayment of short-term borrowings, related parties (Note 2) ............................        (29,000)             --
      Short-term borrowings, other ............................................................        106,599          48,510
      Repayment of short-term borrowings, other ...............................................        (93,649)             --
      Proceeds from the sale of common stock, net of offering costs (Note 8) ..................        227,589              --
                                                                                                  ------------    ------------
                     Net cash provided by financing activities ................................        240,539          48,510
                                                                                                  ------------    ------------

Net change in cash ............................................................................          1,115           3,336
Cash at beginning of period ...................................................................          3,336              --
                                                                                                  ------------    ------------
                     Cash at end of  period ...................................................   $      4,451    $      3,336
                                                                                                  ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ...........................................................................   $     57,296    $         --
                                                                                                  ============    ============
           Income taxes .......................................................................   $         --    $         --
                                                                                                  ============    ============

      Noncash financing Activities:
           Common stock issued for property ...................................................   $    253,000    $         --
                                                                                                  ============    ============
           Common stock issued for debt .......................................................   $     12,732    $         --
                                                                                                  ============    ============

           See accompanying notes to consolidated financial statements

                         REAL ESTATE OPPORTUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      ORGANIZATION AND BASIS OF PRESENTATION

                  Real Estate Opportunities, Inc. (the "Company") was incorporated on January 1, 2000 as FJK Millinium Fund V, Inc. and subsequently changed its name to FJK Opportunities, Inc. On April 6, 2000, the Company merged with an affiliate, Real Estate Opportunities, Inc. (formerly Monument Galleries, Inc.), a Colorado corporation, incorporated on May 15, 1998. See Note 8. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

                  The Company acquires tracts of raw land and develops them into residential lots for sale to Homebuilders. The Company currently has projects in Firestone and Frederick in Weld County, Colorado. The Company has built one home on the Frederick development. In addition, the Company has acquired, for redevelopment, a commercial rental property in Denver, Colorado.

                  The Company has raised capital and engaged in certain real estate activity since inception. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, and the success of its recent merger. The Company's future success will be dependent upon its ability to create and provide effective and competitive services on a timely and cost-effective basis. The Company's year-end is January 31.

          (b)     USE OF ESTIMATES

                  Although sales of residential real estate in Weld County have improved during the last few years, current statistics indicate that the market may begin to decline. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. However, the primary estimates that may have a variance material to the consolidated financial statements is the real estate's fair value (less selling costs) and the net amounts the Company will realize from selling the real estate presently held for sale. Due to the uncertainties inherent in such estimates, it is at least reasonably possible that, within the next year, the market will decline and losses will be incurred on sales. No estimate can be made of the range of loss that is reasonably possible.

          (c)     CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of January 31, 2001.

         (d)      REVENUE AND COST RECOGNITION

                   Costs that clearly relate to land development projects are capitalized. Lot acquisition, materials, and other direct costs and interest and other indirect costs related to acquisition, development, and construction of lots and homes are capitalized. Costs are allocated to the project components by the specific identification method, whenever possible. Otherwise, acquisition costs are

                         REAL ESTATE OPPORTUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  allocated based on their relative fair value before development and direct and indirect costs of developing residential lots are allocated to individual lots based on relative sales value. Interest costs are capitalized while development is in progress. Capitalized costs of residential lots are charged to earnings when the related revenue is recognized. Costs incurred in connection with developed lots and completed homes and other selling and administrative costs are charged to earnings when incurred.

                  Revenues from lot development and home building are recognized upon closing of the sale. If a lot is sold prior to completion of development, revenue allocable to performance after the sale is deferred. The allocation is determined based on the percentage of cost incurred to date to estimated total costs.

         (e)      AMENITIES

                  The cost of amenities that will be left with the development are capitalized as a cost of the project and allocated to the components that have benefited. Operating revenues and expenses of those amenities are accounted for as decreases or increases in project costs. The cost of amenities that will be sold separately are capitalized as separate properties, but the cost of amenities in excess of their fair value at completion are allocated to the components of the projects they have benefited. Operating revenues and expenses of amenities that will be sold separately are capitalized until the amenities are substantially complete and recognized in net income thereafter.

         (f)      IMPAIRMENT OF REAL ESTATE

                  Completed lots are reported in the balance sheet at the lower of their carrying amount or fair value less costs to sell. Land to be developed or under development is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, property that is considered impaired is written down to its fair value. Impairment losses are recognized through a charge to expense.

         (g)      INTANGIBLE ASSETS

                  The Company acquired certain exclusive rights to future earnings, more fully described in Note 4. Costs of acquiring the exclusive rights are reflected as intangibles in the accompanying consolidated financial statements. The costs of such rights are recovered at the time the rights are sold or otherwise disposed of. Related income is recognized when earned.

          (h)     IMPAIRMENT OF INTANGIBLE ASSETS

                  The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement No. 121). Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

                         REAL ESTATE OPPORTUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (i)      INCOME TAXES

                  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          (j)     STOCK BASED COMPENSATION

                  The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings
                  (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25, where applicable, and provide the pro forma disclosure provisions of SFAS No. 123.

          (k)     TRANSFER PRICING OF TRANSACTIONS AMONG RELATED ENTITIES

                  The Company accounts for certain related party transactions in accordance with SEC policies. The SEC staff has stated that assets should be valued at their historical cost in a transfer of assets between companies under common control.

         (l)      EARNINGS PER SHARE

                  Basic earnings per share are generally calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if all grants, agreements, and contracts to issue shares were exercised or converted. Diluted income per share is the same as basic income per share for the period ended January 31, 2001, as options to sell 323,000 shares of the Company's common stock, outstanding at January 31, 2001, were anti-dilutive securities.

(2)      RELATED PARTY TRANSACTIONS

         The following entities are affiliates of the Company through common ownership and control: Krupka and Associates, LLC; Platinum Financial Fund LLC ("Platinum"); Krupka-Brophy Profit Sharing Plan (the "Plan"); and Asset Realization, Inc.

         In January 2000, the Company acquired a 26 percent interest in Platinum's share of certain commercial real property for $25,674 and 50,000 shares of the Company's common stock for $.15 per share , or $7,500. In March 2000, the Company acquired an additional 5 percent interest from an unrelated 3rd party in exchange for 36,665 shares of the Company's common stock valued at $5,500. In April 2000, the Company acquired an additional 10 percent interest from Platinum for $27,600 bringing its interest in Platinum's share to 41 percent. Platinum holds a one-third interest in the property. The interest entitles Platinum to one-third of the rental income and management fees from the property and one-third of the net proceeds from the sale of the property. The Company recorded the transactions at

                         REAL ESTATE OPPORTUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Platinum's historical cost. The difference between the transaction price ($66,272) and Platinum's historical cost ($30,525) or $35,747 was charged to additional-paid-in capital, in the accompanying consolidated financial statements.

         On March 8, 2000, the Company acquired a Promissory Note (the "Note") from Platinum for $14,430, 100,000 shares of the Company's common stock and the assumption of three debt obligations payable totaling $59,289. The Note, which is collateralized by real property, was in default. The Note's face value was $82,000. The Company recorded the Note at Platinum's historical cost and subsequently wrote the Note down to its net realizable value at January 31, 2001. In May, 2000, the Company sold the underlying real property and recorded a gain of $50,803.

         On February 3, 2000, the Company entered into a purchase agreement to acquire certain land held for development in the town of Firestone from the Krupka-Brophy Profit Sharing Plan (the "Plan") for $65,000 and the assumption certain mortgage notes, payable to the Plan and to Asset Realization, Inc. totaling $690,000. The Company recorded the transactions at the Plan's historical cost. The difference between the transaction price ($755,000 and Platinum's historical cost ($479,429) or $275,571 was charged to additional-paid-in capital, in the accompanying consolidated financial statements. The Plan forgave $70,000 in principal payments during the year ended January 31, 2001.

         On November 2, 2000, the Company entered into a purchase agreement to acquire land held for development in Frederick from the Krupka-Brophy Profit Sharing Plan (the "Plan") for $15,000 and notes payable to the Plan and to certain unrelated third parties totaling $600,000. The Company recorded the transactions at the Plan's historical cost. The difference between the transaction price ($615,000) and Platinum's historical cost ($595,919) or $19,081 was charged to additional-paid-in capital, in the accompanying consolidated financial statements.

         On February 3, 2000, the Company acquired the right to the proceeds from the sale of 3,888 shares of American Tire Corporation (ATC) common stock from Platinum for $11,480. On February 18, 2000, the Company acquired an additional right to the proceeds from the sale of 80,000 shares of ATC common stock from Platinum for $15,000 and 1.5 million shares of the Company's common stock. The Company recorded the transactions at Platinum's historical cost. The difference between the transaction price ($251,480) and Platinum's historical cost ($91,752) or $159,728 was charged to additional-paid-in capital, in the accompanying consolidated financial statements.

         During the year ended January 31, 2001 and period from January 1, 2000 (inception) through January 31, 2000, the Company purchased real estate consulting services from an affiliate totaling $15,500 and $500, respectively. In addition, the Company paid an affiliate $13,150 and $500, respectively, for office rent, and interest totaling $44, 482 and $-0-, respectively.

(3)      RESIDENTIAL DEVELOPMENT

         The Firestone project is under development, but may be sold prior to completion. Management expects that costs of at least $600,000 will be incurred to complete development. Management estimates that the development could be subdivided into lots within 24 months.

         Development of the Frederick land into lots is 95 percent complete. Management expects that costs of approximately $45,000 will be incurred to complete development. The Company built a home on one of the lots. Management expects to sell the home within 6 months and that the 14 remaining lots will be sold within 24 months.

                         REAL ESTATE OPPORTUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      ACQUISITION AND DEVELOPMENT NOTES

          Acquisition and development notes consist of the following as of January 31, 2001:

Firestone development-related parties:
Note payable to Krupka-Brophy Profit Sharing plan (an affiliate), collateralized by a deed of trust, at 13.5 percent interest,
     with interest and principal due August 1, 2001 ..................................     $     38,799
Note payable to Krupka-Brophy Profit Sharing plan (an affiliate), collateralized by a deed of trust, at 9 percent interest,
     with semi-annual payments of $39,730 and a balloon payment
     of $503,410 due February 3, 2002 ................................................          415,206
                                                                                           ------------
                                  Total Firestone development-related parties ........     $    454,005
                                                                                           ============
Firestone development-other:
Note payable to Nancy Miller, collateralized by deed of trust, at 13.5 percent interest, with semi-annual payments of $6,338
     and a balloon payment of $33,971 due February 3, 2002 ...........................     $  33,266.00
Note payable to Nancy Miller,  collateralized by deed of trust, at 13.5 percent interest, with semi-annual payments of $6,338
     and a balloon payment of $103,600 due February 3, 2002 ..........................          102,813
Note payable to Nancy Miller,  collateralized by deed of trust, at 13.5 percent interest, with semi-annual payments of $5,363
     and a balloon payment of $46,030 due February 3, 2002 ...........................           48,805
                                                                                           ------------
                                  Total Firestone development-other ..................     $    184,884
                                                                                           ============
Frederick development-related parties:
Note payable to Krupka-Brophy Profit Sharing Plan, collateralized by deed of trust, at 8.5 percent interest, with interest
     and principal due June 1, 2001 ..................................................     $     27,639
Note payable to Krupka-Brophy Profit Sharing Plan, collater-
     alized by a first deed of trust, at 6 percent interest, with semi- annual payments of $39,730 and a balloon payment with int-
     erest and principal due December 15, 2001 .......................................          292,494
                                                                                           ------------
                                  Total Frederick development-related parties ........     $    320,133
                                                                                           ============
Frederick development-other:
Note payable to Robert Singer, collateralized by deed of trust, at 15 percent interest, monthly interest payments of $1,875,
     and a balloon payment of $152,030 due October 4, 2001 ...........................     $    150,139
Note payable to Robert Singer, collateralized by deed of trust,
     at 15.5 percent interest, due February 27, 2001 .................................          121,604
                                                                                           ------------
                                  Total Frederick development-other ..................     $    271,743
                                                                                           ============

Capitalized interest was $78,616.

                         REAL ESTATE OPPORTUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)      COMMERCIAL RENTAL PROPERTY

         This property consists of a storefront retail building with six stores situated on a commercial site of 6,003 square feet. The property also includes an advertising billboard, which rents at $600 per year. Gross rents are approximately $39,600 per year, based on 100 percent occupancy.

(6)      COMMERCIAL RENTAL PROPERTY NOTES

         Commercial rental property notes consist of the following as of January 31, 2001:

Commercial rental property notes-related parties:
Note payable to Asset Realization, Inc., collateralized by a
     deed of trust, at 13 percent interest, due June 15, 2001 .........     $ 12,519
Note payable to Color-Spec Technologies, Inc., collateralized
     by a deed of trust, at 13 percent interest, due June 15, 2001 ....       20,000
                                                                            --------
Total commercial rental property notes-related parties ................     $ 32,519
                                                                            ========
Commercial rental property notes-other:
Note payable to Edward Herber, collateralized by a
     deed of trust, at 13 percent interest, due June 15, 2001 .........     $ 15,000
Note payable to Shirley Herber, collateralized by a
     deed of trust, at 13 percent interest, due June 15, 2001 .........       15,000
Note payable to Robert Singer, collateralized by a
     deed of trust, at 13 percent interest, due June 15, 2001 .........       38,085
Note payable to Thomas Vesey, collateralized by a
     deed of trust, at 13 percent interest, due June 15, 2001 .........       39,396
                                                                            --------
Total commercial rental property notes-other ..........................     $107,481
                                                                            ========

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments at January 31, 2001, none of which are held for trading purposes, are as follows:

                                                   Carrying       Fair
                                                    Amount        Value
                                                  ----------   ----------
Financial assets:
     Investment acquired from related party ....  $   50,062   $  167,179
Financial liabilities:
     Acquisition and development notes .........  $  986,195   $  986,195
     Commercial rental property notes ..........  $  140,000   $  140,000
     Loans payable .............................  $   60,000   $   60,000

         Investment acquired from related party: The fair value is estimated based on the bid price of the underlying security at January 31, 2001.

                         REAL ESTATE OPPORTUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Acquisition and development notes payable: The carrying amounts reported in the balance sheet approximate fair value based on current market rates for notes with similar maturities and terms. The fair values of these notes are estimated based on the amounts needed to settle the obligations at the balance sheet date.

         Commercial rental property notes payable: The carrying amounts reported in the balance sheet approximate fair value based on current market rates for notes with similar maturities and terms. The fair values of these notes are estimated based on the amounts needed to settle the obligations at the balance sheet date.

         Loans payable: The fair values of these notes are estimated based on the amounts needed to settle the obligations at the balance sheet date.

(8)      SHAREHOLDERS' EQUITY

         (a)      STOCK BASED COMPENSATION

                  The Company issued 254,831 shares of its $.001 par value common stock to individuals. The Company recognized $18,375 in expense. The transaction was valued based on the fair value of the stock issued. The transaction was valued by the Board of Directors, after considering contemporaneous stock sales and other analysis.

         (b)      COMMON STOCK ISSUED IN EXCHANGE FOR PROPERTY

                  The Company issued 1,650,000 shares of its $.001 par value common stock to Platinum in exchange for certain rights. The Company recorded the transactions at historical cost and accounted for the transaction as a transfer of assets between companies under common control. In addition, the Company issued 36,665 shares of its $.001 par value common stock to an unrelated third-party in exchange for 3,888 shares of American Tire Corporation common stock. The transaction was valued based on the fair value of the Company's stock.

         (c)      COMMON STOCK ISSUED IN EXCHANGE FOR DEBT

                  The Company issued 84,882 shares of its $.001 par value common stock to a shareholder in exchange for converting a short-term obligation. The transaction was valued at the face value of the debt.

         (d)      PRIVATE OFFERING OF COMMON STOCK

                  During the year ended January 31, 2001, the Company sold 3,491,430 shares of its common stock through a series of private equity financings. Net proceeds from the offerings totalled $207,564 after subtracting legal, accounting and printing costs. The securities have not been registered pursuant to the Securities Act of 1933, as amended (the "ACT"), nor have they been registered under the securities act of any state. These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws. The securities were offered through the Company's officers and directors, who were not paid any commission or compensation for offering or selling the securities.

                         REAL ESTATE OPPORTUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (e)      COMMON STOCK OPTIONS

                  The Company granted an option to purchase 200,000 shares of its common stock at a price of $.08 per share to its corporate attorney on March 1, 2000, which was exercised on April 4, 2000. The Company granted an option to purchase 150,000 shares of its common stock at a price of $.275 per share on July 18, 2000. The option expires on December 31, 2001. The Company has accounted for these transactions using the fair value method prescribed by SFAS No. 123 using the following weighted average assumptions:

Risk-free interest rate...............     5.80%
Expected dividend yield...............        0%
Expected lives........................  162 days
Expected volatility...................    60.00%

                  The total value of the options granted for the year ended January 31, 2001 and for the period January 1, 2000 (inception) through January 31, 2000 was computed at $19,900 and $-0-, respectively.

                  The Company granted an employee an option to purchase 200,000 shares of its common stock at a price of $.275 per share on May 2, 2000 of which 27,000 were exercised on July 7, 2000. The option expires on May 2, 2001. The Company has accounted for the transaction using the intrinsic value method prescribed by APB No. 25. Had the Company accounted for the transaction under the fair value method (which it did not), the Company's net income would have decreased by $22,000 to a loss of $500.

         (f)      ACQUISITION OF COMPANY UNDER COMMON CONTROL

                  On April 6, 2000, Real Estate Opportunities, Inc. (formerly Monument Galleries, Inc.) acquired all of the outstanding common stock of FJK Opportunities, Inc. (formerly FJK Millenium Fund V, Inc., a company under common control, with Real Estate Opportunities, Inc. the legal surviving entity. The transaction was accounted for as a reverse acquisition between entities under common control. The transaction was valued at historical cost. Since Real Estate Opportunities, Inc. had, prior to the transaction, minimal assets and no operations, the transaction has been accounted for as the sale of 1,127,625 shares of Real Estate Opportunities, Inc.'s common stock for the net assets of FJK Opportunities, Inc. Costs of the transaction have been charged to the period.

(9)      INCOME TAXES

         A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended January 31, 2001 and the period from January 1, 2000 (inception) through January 31, 2000:

                         REAL ESTATE OPPORTUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Jan. 1, 2000
                                                        Year ended     Through
                                                        January 31,   January 31,
                                                           2001          2000
                                                        -----------  ------------
U.S. statutory federal rate ........................      15.00%        15.00%
State income tax rate, net of federal benefit ......       4.04%         4.04%
Permanent differences...............................      -0.99%         0.00%
Net operating loss for which no tax
   benefit is currently available...................       0.00%       -19.04%
                                                          -----        ------
                                                          18.05%         0.00%
                                                          =====        ======

         The Company had no deferred tax assets or deferred tax liabilities at January 31, 2001. The balance in the valuation allowance account at January 31, 2001 was $-0-. Following the $70,000 gain on the early extinguishment of debt, the Company's net income before income taxes was $26,234 for the year ended December 31, 2001. The current income tax liability on the $26,234 of income totaled $4,734, which is included in the accompanying consolidated balance sheet. The $70,000 gain on the early extinguishment of debt is reported net of $14,994 in income taxes, which resulted in a provision for income taxes benefit totaling $10,260 for the year ended January 31, 2001, which is included in the accompanying consolidated statements of income.

(10)     COMMITMENTS

         Substantially all of the Company's assets are pledged as collateral for notes payable and debt obligations.

(11)     LEGAL PROCEEDINGS

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operation or liquidity.

(12)     SUBSEQUENT EVENT - SALE OF COMMERCIAL RENTAL PROPERTY

         In February, March and April of 2001, the Company sold all six of its stores. Gross proceeds from the sale were $505,000 after adjustments.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our Directors and Executive Officers, their ages and positions held with us as of January 31, 2001 are as follows:

   NAME                    AGE         POSITION HELD
   ----                    ---         -------------

   F. Jeffrey Krupka       45          President, Chief Executive Officer
                                       And Director

   Cynthia Kettl           53          Secretary-Treasurer and Director

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

Cynthia Kettl. Ms. Kettl has been our Treasurer since September 13, 1999. She has been involved with Platinum Financial Fund, LLC, a private investment company, since 1998. From October, 1995 to 1998, she was employed by Krupka and Associates, LLC., a private investment company. Ms. Kettl received a Bachelor's degree in Business Management from Metropolitan State College in 1981, a Bachelor's degree in Accounting from Metropolitan State College in 1998, and an Associates Degree in Business from Community College North Denver in 1977.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. No filings were required by our Officers or Directors.

ITEM 10. EXECUTIVE COMPENSATION.

None of our executive officers received any compensation during the fiscal years ended January 31, 1999, 2000, or 2001, except for Ms. Kettl, whose compensation is shown in our "Certain Relationships and Related Transactions" Section. Our date of inception is May 15, 1998. We have granted no shares of our capital stock as additional compensation to our executive officers and have no plans to do so.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of January 31, 2001, was known by us to own beneficially more than five percent (5%) of its common stock;
(ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. As of January 31, 2001, there were a total of 6,872,433 shares issued and outstanding.

  NAME AND ADDRESS                              AMOUNT AND NATURE OF       PERCENT OF
OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP (1)(2)     CLASS
-------------------                          ---------------------------   ----------
Platinum Financial Fund, Ltd.(3)                    3,377,105                 49.14%
3225 East 2nd Ave
Denver, Colorado 80206

F. Jeffrey Krupka(4)                                1,226,342                 17.84%
3225 East 2nd Ave
Denver, Colorado 80206

Cynthia Kettl
3225 East 2nd Ave                                       8,925                  0.13%
Denver, Colorado 80206

Arthur W. Zarlengo Rev. Trust                         245,233                  3.57%
621 17{th} Street
Suite 911
Denver, Colorado 80202

Nancy M. Miller                                       220,161                  3.20%
470 Sunset Drive
Golden, Colorado 80401

Janet Brophy (4)                                      228,035                  3.32%
6195 South Akron Way
Greenwood Village, Colorado 80111

All Officers and Directors as a Group               1,235,267                 17.97%
3225 East 2nd Ave
(two persons)

(1) All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) Owned of record by Platinum Financial Fund, LLC.. Mr. Krupka and his wife own 100% of the entity which owns 51% of Platinum Financial Fund, LLC. Mr. Krupka is also the Manager of Platinum Financial Fund, LLC.

(4) Janet Brophy is the wife of F. Jeffrey Krupka. Mr. Krupka disclaims beneficial ownership of her shares. Mr. Krupka's father, Frank Krupka, owns a total of 8,925 shares of record. Mr. Krupka's mother, Jacqueline Krupka, owns a total of 750 shares of record. Mr. Krupka disclaims any beneficial ownership in his parents' interests.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Our business office is located at 3225 East 2nd Ave., Denver, Colorado 80206.We began paying $300 per month in rent in September, 1999 for this office space, which is occupied by our President, F. Jeffrey Krupka, under a month-to-month lease. We paid $13,650 for the fiscal year ended January 31, 2001.

         We purchase accounting services from Ms. Kettl, our Secretary-Treasurer at the rate of $200 per month, beginning in September, 1999. We paid her $2,400 for the fiscal year ended January 31, 2001.

         On January 20, 2000, Platinum Financial Fund, LLC., a company controlled by Mr. Krupka, our President, sold us a twenty-six percent interest in the one-third interest which it owned in a commercial property in Denver, Colorado, which we are now developing into office condominiums. We acquired this interest in the property for $25,674 in cash and 50,000 of our common shares, which we valued at $7,500. In March, 2000, we acquired an additional five percent from an unrelated party in exchange for 36,665 of our common shares, which we valued at $5,499.50. In April, 2000, we acquired an additional ten percent in Platinum Financial Fund, LLC.'s interest for $27,600 in cash, bringing our total interest in Platinum Financial Fund, LLC.'s interest to forty-one percent as of April 30, 2000. Platinum Financial Fund, LLC. pursued a quiet title action on the property on our behalf. As a result, on December 16, 2000, title to the property was transferred to us. The total investment in the property is $175,140. Platinum Financial Fund, LLC. retains no interest.

         On February 3, 2000, we purchased development land in Firestone, Colorado from the Krupka-Brophy Profit Sharing Plan, which is under the control and for the benefit of Mr. Krupka and his wife, Janet Brophy. We paid $65,000 in cash and assumed certain mortgage notes for a total of approximately $690,000, payable to the Krupka-Brophy Profit Sharing Plan and to Asset Realization, Inc., another company controlled by Mr. Krupka. The Krupka-Brophy Profit Sharing Plan forgave principal payments on the notes of approximately $70,000 for the fiscal year ended January 31, 2001.

         On February 3, 2000, we acquired the right to the proceeds from the sale of 3,888 shares of American Tire Corporation common stock from Platinum Financial Fund, LLC. for $11,480 in cash. On February 18, 2000, we acquired the additional rights to the proceeds from the sale of 80,000 shares of American Tire Corporation from Platinum Financial Fund, LLC. for $15,000 in cash and 1,500,000 of our common stock.

         On March 8, 2000, Platinum Financial Fund, LLC. sold us a promissory note for $14,430 in cash, 100,000 of our common shares, and the assumption of three debt obligations payable totaling $59,289. The promissory note was collateralized by real property and was in default when we acquired it. We have since sold the property which collateralized the promissory note.

         On November 2, 2000, we purchased development land in Frederick, Colorado from the Krupka-Brophy Profit Sharing Plan. We paid $15,000 in cash and assumed certain mortgage notes for a total of approximately $600,000, payable to the Krupka-Brophy Profit Sharing Plan and to unrelated third parties.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

               (a) The following financial information is filed as part of this report:

                     (1)   FINANCIAL STATEMENTS

                     (2)   SCHEDULES

                     (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.          DESCRIPTION

+  3A            Articles of Incorporation for Monument Galleries, Inc.

+  3B            Bylaws for Monument Galleries

   3C            Articles of Amendment changing the name to Real Estate
                 Opportunities, Inc.

   3D            Amended Bylaws for Real Estate Opportunities, Inc.

   10.1 Warranty Deed dated December 27, 2000 for acquisition of Denver real estate

   10.2 Deed of Trust dated December 15, 2000 for acquisition of Denver real estate.

   10.3 Purchase and Sale Agreements for Frederick, Colorado real estate between Real Estate Opportunities, Inc. and Krupka-Brophy Profit Sharing Plan.

   10.4 Combined Purchase Agreement and Settlement Agreement for Firestone, Colorado real estate between Real Estate Opportunities, Inc. and Krupka- Brophy Profit Sharing Plan dated February 3, 2000.

   10.5 Modification of Promissory Note related to Firestone, Colorado real estate transaction.

+ Previously Filed under cover of Form 10SB dated December 12, 1999.

               (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 2001.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Real Estate Opportunities, Inc.


Dated: 4/27/01                          By: /s/ F. JEFFREY KRUPKA
                                            ------------------------------------
                                            F. Jeffrey Krupka
                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        CHIEF FINANCIAL OFFICER


Dated: 4/27/01                          By: /s/ CYNTHIA KETTL
                                            ------------------------------------
                                            Cynthia Kettl
                                            Treasurer


Dated: 4/27/01                          By: /s/ F. JEFFREY KRUPKA
                                            ------------------------------------
                                            F. Jeffrey Krupka
                                            Director

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER         DESCRIPTION
  -------        -----------

+  3A            Articles of Incorporation for Monument Galleries, Inc.

+  3B            Bylaws for Monument Galleries

   3C            Articles of Amendment changing the name to Real Estate
                 Opportunities, Inc.

   3D            Amended Bylaws for Real Estate Opportunities, Inc.

   10.1 Warranty Deed dated December 27, 2000 for acquisition of Denver real estate

   10.2 Deed of Trust dated December 15, 2000 for acquisition of Denver real estate.

   10.3 Purchase and Sale Agreements for Frederick, Colorado real estate between Real Estate Opportunities, Inc. and
                 Krupka-Brophy Profit Sharing Plan.

   10.4 Acquisition Agreements for Firestone, Colorado real estate between Real Estate Opportunities, Inc. and Krupka-Brophy
                 Profit Sharing Plan dated February 3, 2000.

   10.5 Modification of Promissory Note related to Firestone, Colorado real estate transaction.



+ Previously Filed under cover of Form 10SB dated December 12, 1999.