Form 10QSB
period 2001-04-30
REAL ESTATE OPPORTUNITIES INC
filed 2001-06-15
CIK 1065659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2001 Commission File Number 0-28759

Real Estate Opportunities, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-1461919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3225 E Second Avenue, Denver, Colorado 80206
(Address of principal executive offices)(Zip code)

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

6,872,433

Number of shares outstanding at April 30, 2001

This document is comprised of 12 pages.

PART I. - FINANCIAL INFORMATION
Page
Item 1. Financial Statements

Condensed, consolidated balance sheet April 30, 2001 (Unaudited)	3

Condensed, consolidated statements of operations - Three months ended
through April 30, 2001 and 2000 (Unaudited)	4

Condensed, consolidated statements of cash flows - Three months ended
through April 30, 2001 and 2000 (Unaudited)	5

Notes to condensed, consolidated financial statements (Unaudited)	6

Item 2. Management's Discussion and Analysis	10

PART II. - OTHER INFORMATION

Item	1.	Legal Proceedings	11
Item	2.	Changes In Securities	11
Item	3.	Defaults Upon Senior Securities	11
Item	4.	Submission of Matters To A Vote of Security Holders	11
Item	5.	Other Information	11
Item	6.	Exhibits and Reports on Form 8-K	11

Signatures			12

REAL ESTATE OPPORTUNITIES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET

April 30,
2001

Assets
Current assets:
Cash	$84,108
Indebtedness from related party	500
Other receivables	260
Prepaid expenses	2,576
Residential development:
Town of Firestone	582,023
Town of Frederick	786,185
Commercial rental property	-
Investment acquired from related party	26,622

1,482,274

Liabilities and Shareholders' Equity
Liabilities:
Acquisition and development notes:
Town of Firestone:
Related parties	$415,206
Other	73,391
Town of Frederick:
Related parties	22,387
Other	458,627
Commercial rental property notes:
Related parties	-
Other	-
Loans payable related parties	169,000
Loans payable	-
Accrued interest payable:
Related parties	13,883
Other	10,282
Accounts payable	31,589
Deposits	-
Income taxes payable	77,711
Accrued real estate taxes	7,058

Total liabilities	1,279,134

Commitment	-

Shareholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
6,872,433 shares issued and outstanding	6,873
Additional paid-in capital	20,473
Stock option to purchase 200,000 shares of
common stock outstanding	16,500
Retained earnings	159,294

Total shareholders' equity	203,140

$1,482,274

PROFIT & LOSS STATEMENT
	Three Months Ended
	April 30,
	2001	2000

Operating activities:
Sales of real estate	$516,066	$-
Sales of real estate, related party	54,745	-
Rental income	965	132

Total operating income	571,776	132

Cost of sales:
Cost of real estate	296,323	-
Sales commissions paid to related party	11,750	-

Total cost of real estate	308,073	-

	263,703	132

Operating expenses:
General and administrative expenses	96,328	4,197
General and administrative-stock based compensation	-	3,600
General and administrative expenses-related parties	2,400	1,500
Total general and administrative expenses	98,728	9,297

Operating income (loss)	164,975	(9,165)

Other income (expense):
Other income	5,900	-
Gain on sale of assets acquired from related party	58,606	-
Interest (expense)	(12,976)	(10,083)

Total other income (expense)	51,530	(10,083)

Income (loss) before provision for income taxes	216,505	(19,248)

Provision for income taxes - benefit	77,711	-

Net income (loss)	$138,794	$(19,248)

Net income (loss) per share:
Basic	0.022	-

Number of shares used for computing net income (loss) per share	6,337,371	3,441,430

Diluted	0.022	-

Number of shares used for computing net income (loss) per share	6,376,615	3,441,430

CONSOLIDATED FINANCIALS

	Three Months Ended
	April 30,

	2001	2000

Cash flows from operating activities:
Net cash used by operating activities	$(28,843)	$(15,575)

Cash flows from investing activities (Notes 2&3):
Cash paid for participation interest in ATC common stock, acquired from
related party (Note 2)	-	(26,480)
Cash paid for rights to future revenues from a certain note receivable, acquired from
related party (Note 2)	-	(14,430)
Cash paid for rights to future revenues from real estate development, acquired from
related party (Note 2)	-	(92,154)

Net cash received (used) by investing activities	-	(133,064)

Cash flows from financing activities (Notes 2&5):
Short-term borrowings, related parties (Note 2)	373,000	-
Repayment of short-term borrowings, related parties (Note 2)	(204,000)	-
Indebtedness of related party (Note 2)	(21,537)	-
Repayment of indebtedness, related party (Note 2)	21,037	-
Short-term borrowings, other	-	-
Repayment of short-term borrowings, other	(60,000)	-
Principal payments to related party on notes payable (Note 4)	-	(22,489)
Proceeds from the sale of common stock, net of offering costs (Note 8)	-	200,064

Net cash provided by financing activities	108,500	177,575

Net change in cash	79,657	28,936
Cash at beginning of period	4,451	-

Cash at end of period	$84,108	$28,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$35,779	$-

Income taxes	$4,734	$-

Noncash financing activities:
Common stock issued for property	$-	$253,000

Common stock issued for debt	$-	$12,732

REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated January 31, 2001 and should be read in conjunction with the notes thereto. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year. Interim financial data presented herein are unaudited.

Note 2: Related party transactions

During the three months ended April 30, 2001:

(a) The Company rented office space from an affiliate. Total cost for the period ended April 30, 2001 was $1,500.

(b) The Company paid an affiliate for accounting services. Total cost for the period ended April 30, 2001 was $900.

(c) The Company loaned an affiliate $500 to be repaid during the second quarter of 2001 without interest.

(d) The Company sold retail space to an affiliate, Color-Spec Technologies, Inc. for the amount of $54,745. Net cash received from the affiliate totaled $47,052.

(e) The Company assigned a note receivable in the amount of $60,000 to Krupka Brophy Profit Sharing Plan in exchange for principle debt.

(f) The Company received from Platinum Financial Fund, LLC proceeds from the sale of its participation interest. Proceeds received totaled $82,046. The Company recorded a gain from the sale of the stock in the amount of $58,606. The balance of the participation interest at April 30, 2001 is $26,622.

(g) The Company accrued interest on notes to the Krupka-Brophy Profit Sharing Plan totaling $13,883.

(h) The Company borrowed a total amount of $204,000 from affiliates. The loans include $70,000 from Color-Spec Technologies, Inc, $40,000 from Cape Aloe Corp., $15,000 from Advanced Gas & Oil Corp., $39,000 from Platinum Financial Fund, LLC, and $40,000 from Krupka-Brophy Profit Sharing Plan. During April, 2001, the Company repaid the $204,000 that it borrowed.

(i) The Company also borrowed $169,000 discussed in other notes payable in Note 3, below.

(j) The Company loaned a director $21,038 and $500 to an affiliate. The Company received payment of $21,038 in April, 2001.

(k) The Company repaid debt principal and interest to affiliates as follows:

Commercial rental property - related parties	Principle	Interest
Note payable to Asset Realization, Inc., (an affiliate),
collateralized by a first deed of trust, at 13% interest, due at maturity of principal of $12,591 and interest of $334 at maturity of
of June 15, 2001 .	$12,519	$334
Note payable to Color-Spec Technologies, Inc., (an affiliate), collateralized by a first deed of trust, at 13% interest, due at maturity of principal of $20,000 and interest of $534 at maturity of
of June 15, 2001 .	20,000	534

Firstone development property - related parties
Note payable to Krupka-Brophy Profit Sharing Plan, (an affiliate), collateralized by a first deed of trust, at 13.5% interest, due at maturity of principal of $38,799 and interest of $1,980 at maturity of
of October 26, 2001 .	38,799	1,980

Frederick development property - related parties
Note payable to Krupka-Brophy Profit Sharing Plan, (an affiliate), collateralized by a first deed of trust, at 6% interest, due at maturity of principal of $27,639 and interest of $341at maturity of
of December 15, 2001 .	27,639	341
Note payable to Krupka-Brophy Profit Sharing Plan, (an affiliate), collateralized by a first deed of trust, at 8.5% interest, due at maturity of principal of $270,107 and interest of $6,020 at maturity of
of June 1, 2001 .	270,107	6,020

Total principal and interest paid	$369,064	$9,209

Commercial rental property - others	Principle	Interest
Note payable to Edward Herber, collateralized by a deed of trust,
at 13% interest, due June 15, 2001	$15,000	$1,132
Note payable to Shirley Herber, collateralized by a deed of trust,
at 13% interest, due June 15, 2001	15,000	1,132
Note payable to Robert Singer, collateralized by a deed of trust,
at 13% interest, due June 15, 2001	38,085	1,641
Note payable to Thomas Vesey, collateralized by a deed of trust,
at 13% interest, due June 15, 2001	39,396	1,080

Total principal and interest paid	$107,481	$4,985

Note 3: Long-term debt

Acquisition and development notes consist of the following as of April 30, 2001:

Firestone development - related parties:	As of April 30, 2001
Note payable to Krupka-Brophy Profit Sharing plan (an affiliate), collateralized by a first deed of trust, at 9 percent interest, with semi-annual payments of $39,730 and a balloon payment
of $503,410 due February 3, 2002	$415,206
Firestone development - other
Note payable to an unrelated third-party, collateralized by a first deed of trust, at 13.5 percent interest, with semi-annual payments of $6,338 and a balloon payment of $32,971
due February 3, 2002	$28,154
Note payable to an unrelated third-party, collateralized by a first deed of trust, at 13.5 percent interest, with semi-annual payments of $5,363 and a balloon payment of $53,520
due February 3, 2002	45,237
$73,391
Frederick development-related parties
Note payable to Krupka-Brophy Profit Sharing Plan, collateralized by a first deed of trust, at 8.5%, with quarterly payments of $4,000
and a balloon payment of $285,255 due June 1, 2001	$22,387
Frederick development - other
Note payable to Nancy Miller, collateralized by deed of trust, at 13.5% omterest, with monthly payments of $1,300 and a
balloon payment of $103,600 due June 1, 2001	$102,545
Note payable to Robert Singer, collateralized by deed of trust, at 15% interest, with monthly payments of $1,875 and a
balloon payment of $152,030 due October 4, 2001	150,138
Note payable to Robert Singer, collateralized by deed of trust,
at 15% interest, with a balloon payment of $131,866 due June 1, 2001	-
Note payable to Jack Ford Profit Sharing Plan, collateralized by deed of trust, at 14% interest, with monthly payments of $4,000 and a
balloon payment of $191,288 due March 1, 2002	205,944
$458,627
Other notes payable - related parties
Note payable to Color-Spec Technologies, Inc for $24,000, unsecured,
bearing interest at 15% maturing on October 1, 2001 .	$24,000	$-
Note payable to Color-Spec Technologies, Inc for $75,000, unsecured,
bearing interest at 16% maturing on July 1, 2001	75,000	-
Note payable to Platinum Financial Fund, LLC for $10,000, unsecured,
bearing interest at 15% maturing on October 1, 2001	10,000	-
Note payable to Krupka-Brophy Profit Sharing Plan for $52,000,
unsecured, bearing interest at 15% maturing on October 1, 2001.	52,000	-

Other loans payable
Short term loan payable to Platinum Financial Fund, LLC, unsecured,	8,000	-
	$169,000	$-

Aggregate maturities required on long-term debt at January 31, 2001 as follows:

2002	$355,076
2003	614,535
2004	-
$969,611

Note 4: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The Company incurred net operating income during the three months ended April 30, 2001 and net operating losses for the three months ended April 30, 2000, resulting in income tax payable in the amount of $77,711and a deferred tax asset, which was fully allowed for, which resulted in the net benefit and expense result in $0 income taxes, respectively.

REAL ESTATE OPPORTUNITIES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Results of Operations

We have begun generating operating revenues. We were profitable for the year ending January 31, 2001, and have generated a profit for the first quarter ended April 30, 2001. Our net income for the three months ended April 30, 2001 was $138,794, compared to a loss of $19,248 for the three months ended April 30 2000. Our net income per share, on a fully diluted basis, was $0.22 per share for the three months ended April 30, 2001, compared to no income per share for the three months ended April 30, 2000.

We had total revenues of $275,453 for the three months ended April 30, 2001, which compares to revenues of $132 for the three months ended April 30, 2000. Total operating expenses, which consisted solely of general and administrative expenses, were $110,478 for the three months ended April 30, 2001, compared to $29,906 for the three months ended April 30, 2000. The major components of general and administrative expenses are legal, accounting, rent and other expenses for the three months ended April 30, 2001 and commissions, consulting, wages, and related expenses and other expenses for the three months ended April 30, 2000.

The main reason for our profit was the sale of some of our existing real estate properties. We anticipate increased revenues from the continued development of our real properties and plan to be profitable in the next fiscal quarter. We will continue to look for more real estate projects to develop.

Liquidity and Capital Resources

Our net cash increased to $84,108 as of April 30, 2001, compared to $28,936 as of April 30, 2000.

Our net cash received from financing activities was $108,500 for the three months ended April 30, 2001, compared to having received $177,575 for the three months ended April 30, 2000. All of the cash from financing activities for the three months ended April 30, 2001 came as loans from related parties. Portions of these advances were repaid to these parties. Eventually, all of these advances must be repaid. We expect to repay the advances from the sale of our investment real estate properties.

We have an account receivable of $260 and prepaid expenses of $2576 for the current period.

We are in the strongest financial condition in our history. We continue to operate with minimal overhead. We cannot guarantee that we will be able to maintain our current situation or to increase our profitability.

We plan to seek additional real estate development projects to complete. Our plan is to build our Company in any manner which will be successful. To that end, we may also look for other acquisition candidates, although we have concluded no additional acquisitions and have spoken with no other potential candidates.

PART II. - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

REAL ESTATE OPPORTUNITIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Real Estate Opportunities, Inc.	Date: 6/13/01
By: F. Jeffrey Krupka (signed)
Chief Financial Officer