Form 10QSB
period 2001-07-31
REAL ESTATE OPPORTUNITIES INC
filed 2001-09-14
CIK 1065659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarter Ended July 31, 2001                                                                                                            Commission File Number 0-28759

Real Estate Opportunities, Inc.
(Exact name of registrant as specified in its charter)

                                           Colorado                                                                                                                                    84-1461919
                       (State or other jurisdiction of                                                                                                 (I.R.S. Employer Identification No.)
                        incorporation or organization)

3225 E. Second Avenue, Denver, Colorado             80206
(Address of principal executive offices)                      (Zip Code)

(303) 393-1600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,094,218
Class                     Number of shares outstanding at September 13, 2001

This document is comprised of 16 pages.

FORM 10-QSB

2ND QUARTER

INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements*

Condensed, consolidated balance sheets--July 31, 2001 (Unaudited) .........    3

Condensed, consolidated statements of operations--Three and six months ended
        through July 31, 2001 and 2000 (Unaudited) ........................    4

Condensed, consolidated statements of cash flows--Six months ended

PART II -- OTHER INFORMATION

        * The accompanying financial statements are not covered by an Independent Certified Public Accountant’s report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

REAL ESTATE OPPORTUNITIES, INC.
Condensed, Consolidated Balance Sheet
July 31, 2001
Unaudited

                                                                          31-Jul
                                                                           2001
                                                                          ------

                                     Assets

                                                                                                                                                    Assets
Current assets:
      Cash ............................................................$     8,710
      Indebtedness from related party .................................      5,000
      Other receivables ...............................................     17,600
      Prepaid expenses ................................................     26,611
      Property held for resale:
           Arapahoe County land .......................................  1,927,820
           Elbert County land .........................................  1,336,502
           Riverside County land ......................................     20,000
                                                                        ----------
                                                                       $ 3,342,243
                                                                        ==========
                      Liabilities and Shareholders' Equity
Liabilities:
      Acquisition notes:
           Arapahoe County:
                Related parties .......................................$   334,641
                Other..................................................    973,026
           Elbert and Riverside Counties:
                Related parties .......................................    141,921
                Other..................................................    675,402
      Notes payable to related parties ................................    182,133
      Indebtedness to related parties .................................     98,300
      Accrued interest payable:
           Related parties ............................................      9,293
           Other.......................................................      9,989
      Accounts payable ................................................      4,937
      Income taxes payable ............................................     64,021
      Accrued liabilities .............................................     35,232
                                                                        ----------
           Total liabilities ..........................................  2,528,895

Commitment ............................................................          0

Shareholders' equity:
      Common stock, $0.001 par value, 50,000,000 shares authorized,
           9,094,218 shares issued and outstanding ....................      9,094
      Additional paid-in capital ......................................    646,146
      Stock option to purchase 150,000 shares of
           common stock outstanding ...................................     16,500
      Retained earnings ...............................................    141,608
                                                                        ----------

                Total shareholders' equity.............................$   813,348
                                                                        ----------
                                                                       $ 3,342,243
                                                                        ==========

See accompanying notes to financial statements.

REAL ESTATE OPPORTUNITIES, INC.
Condensed, Consolidated Statements of Cash Flows
Three and Six Months Ended July 31, 2001 and 2000
(Unaudited)

                                                                                 Three Months Ended           Six Months Ended
                                                                                      July 31,                    July 31,
                                                                                 ------------------          ------------------
                                                                                  2001        2000            2001          2000
                                                                                  ----        ----            ----          ----

Operating activities:
      Sales of real estate.............................................$       768,963    $         0    $ 1,285,029    $         0
      Sales of real estate, related party ..............................             0              0         54,745              0
      Recognition of partial gain on exchange of real estate ...........       142,373              0        142,373              0
      Rental income ....................................................             0            804            965          1,021
                                                                           -----------    -----------    -----------    -----------
                Total operating income .................................       911,336            804      1,483,112          1,021

Cost of sales:
      Cost of real estate ..............................................       773,954              0      1,070,277              0
      Sales commissions paid to related party ..........................         1,470              0         13,220              0
      Closing costs ....................................................           293              0            293              0
                                                                           -----------    -----------    -----------    -----------
                Total cost of real estate ..............................       775,717              0      1,083,790              0

                Net income from real estate ............................       135,619            804        399,322          1,021

Operating expenses:
      General and administrative expenses ..............................        48,260         28,908        144,588         48,715
      General and administrative-stock based compensation ..............       102,320         16,500        102,320         20,100
      General and administrative expenses-related parties ..............         3,375          4,850          5,775         11,350
                                                                           -----------    -----------    -----------    -----------
                Total general and administrative expenses ..............       153,955         50,258        252,683         80,165

                Operating income (loss) ................................       (18,336)       (49,454)       146,639        (79,144)

Other income (expense):
      Other income .....................................................             0              0          5,900              0
      Gain on sale of assets acquired from related party ...............        35,622              0         94,228              0
      Interest (expense) ...............................................       (48,662)       (18,175)       (61,638)       (34,084)
                                                                           -----------    -----------    -----------    -----------
                Total other income (expense) ...........................       (13,040)       (18,175)        38,490        (34,084)

                Income (loss) before provi income taxes ................       (31,376)       (67,629)       185,129       (113,228)

Provision for income taxes - benefit ...................................       (13,690)             0         64,021              0
                                                                           -----------    -----------    -----------    -----------
                Net income (loss) ......................................   $   (17,686)   $   (67,629)   $   121,108    $  (113,228)
                                                                           ===========    ===========    ===========    ===========

Net income (loss) per share:
      Basic ............................................................        (0.002)        (0.011)         0.016         (0.019)
                                                                           ===========    ===========    ===========    ===========
      Number of shares used for computing net income (loss) per share ..     7,385,981      6,079,646      7,385,981      6,079,646
                                                                           ===========    ===========    ===========    ===========

      Diluted ..........................................................        (0.002)        (0.011)         0.015         (0.019)
                                                                           ===========    ===========    ===========    ===========
      Number of shares used for computing net income (loss) per share ..     7,978,147      6,079,646      7,978,147      6,079,646
                                                                           ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

REAL ESTATE OPPORTUNITIES, INC.
Condensed, Consolidated Statements of Operations
Six Months Ended July 31, 2001 and 2000
(Unaudited)

                                                                           Six Months Ended
                                                                               July 31,
                                                                           ----------------
                                                                           2001        2000
                                                                           ----        ----

Cash flows from operating activities:
      Net cash used by operating activities .........................   $(119,774)   $ (65,292)

Cash flows from investing activities:
      Cash paid for participation interest in ATC common
           stock, acquired from related party .......................           0      (26,480)
      Cash paid for rights to future revenues from a certain
           note receivable, acquired from related party .............           0      (14,430)
      Cash paid for rights to future revenues from real estate
           development, acquired from related party .................           0      (92,154)
      Cash received on disposition of  participation interest
           acquired from related party ..............................     144,290            0
      Cash paid for property additions ..............................    (199,175)     (46,589)
      Cashpaid for short borrowing for a related party ..............           0       (6,500)
                                                                        ---------    ---------
                     Net cash received (used) by investing activities     (54,885)    (186,153)

Cash flows from financing activities:
      Short-term borrowings, related parties ........................     510,300       30,000
      Repayment of short-term borrowings, related parties ...........    (305,666)           0
      Repayment of short-term borrowings, other .....................     (60,000)           0
      Indebtedness of related party .................................     (30,537)           0
      Repayment of indebtedness, related party ......................      25,537            0
      Principal payments to shareholder note ........................           0       (6,000)
      Principal payments to related party on notes payable ..........      (8,291)     (29,490)
      Proceeds from exercised stock options .........................      47,575       23,425
      Proceeds from the sale of common stock, net of offering costs .           0      219,614
                                                                        ---------    ---------
                     Net cash provided by financing activities ......     178,918      237,549
                                                                        ---------    ---------

Net change in cash ..................................................       4,259      (13,896)
Cash at beginning of period .........................................       4,451       14,066
                                                                        ---------    ---------
                     Cash at end of period ..........................   $   8,710    $     170
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for:
           Interest .................................................   $  71,159    $   1,010
                                                                        =========    =========
           Income taxes .............................................   $   4,734    $    0.00
                                                                        =========    =========

      Noncash financing activities:
           Common stock issued for property .........................   $    0.00    $       0
                                                                        =========    =========
           Common stock issued for debt .............................   $    0.00    $       0
                                                                        =========    =========

See accompanying notes to financial statements.

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

Note 2: Real estate acquisitions, sales and exchanges

(a) Elbert County, Colorado and Riverside County, California.

During the second quarter ended July 31, 2001, we entered into an agreement to exchange fourteen (14) lots of its Frederick, Colorado development for property located in Elbert County, Colorado and Riverside County, California. $1,305,555 of the acquisition price was allocated to the Elbert County, Colorado property and $20,000 was allocated to the Riverside County, California land for a combined acquisition price of $1,325,555.

In the transaction, the Frederick development was valued at $612,912. We recorded a partial gain on the exchange in the amount of $85,595. The unrecognized balance of the gain for the amount of $12,310 was recorded as an addition to the costs basis of the property. As part of the acquisition price, we used 695,000 shares of common stock valued at $0.40 per share for a total of $278,000, and accepted a certificate of foreclosure in the amount of $414,644. We received promissory notes totaling $250,000 and also accepted $35,000 of liabilities.

We discounted the $250,000 promissory notes and sold them to an individual for $123,570 cash and $114,883 for extinguishment of debt payable to the same individual.

(b) Arapahoe County, Colorado

On July 6, 2001 we entered into an agreement to acquire development property located in Arapahoe County, Colorado in exchange for its Firestone, Colorado development. The acquisition price of the Arapahoe County development totaled $2,084,000.

We valued the Firestone development at $799,323 and recognized a partial gain on the transaction in the amount of $56,778. The unrecognized balance of the gain for the amount of $158,900 was recorded as an addition to the costs basis of the property. According to the acquisition and sale agreement, we used 714,285 shares of common stock valued at $0.28 per share, or $200,000. We assumed two notes payable totaling $547,000 that encumbers the Arapahoe County property and assumed notes payable to individuals totaling $662,000. We paid cash in the amount of $125,000 and the seller of the Arapahoe County property agreed to assume a note payable from us with a principal balance totaling $249,323.

REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The terms of the agreement included a participation agreement valued at $666,000. Terms of the participation agreement state that we agree to pay the seller of the Arapahoe County property approximately 24% of the first $2,750,000 sale after deducting selling costs plus 20%. All future payments to the seller will be recorded as additions to the costs basis of the property. Exceptions include real estate taxes and assessments, interest on the assumed $547,000 encumbrances, interest, points and costs associated with refinancing, and points and costs associated with construction and development loans.

(c) Frederick development, lot 6

During the second quarter ended July 31, 2001 we sold lot 6 to an outside organization at a price of $49,000. We recorded a gain on the sale in the amount of $1,519. Selling costs associated with the transaction includes a sale commission and title insurance in the amounts of $1,470 and $293, respectively.

(d) Frederick development, lot 9

We sold lot 9 to an individual at the price of $220,000. We were in the completion stage of building a house on the lot. Our cost at the time of the sale totaled $240,406 and we recorded a loss on the sale in the amount of $20,406. In spite of the loss on the sale, the property attracted other developers and investors to the platted ground. The results culminated in the sales of the Frederick and Firestone development lands.

(e) Littleton, Colorado property

We acquired a house located on Roxborough Drive in Littleton, Colorado at an acquisition price in the amount of $247,000. We sold the property to an individual at a price of $245,663 and recognized a loss on the sale in the amount of $1,337.

Note 3: Related party transactions

During the six months ended July 31, 2001:

(a) We loaned an affiliate $500 to be repaid during the third quarter of 2001 without interest.

(b) We loaned a director $30,037. The Company received payment of $25,537 during the period ended July 31, 2001.

(c) We received from Platinum Financial Fund, LLC, proceeds totaling $144,290 from the sale of its participation interest. The Company recorded a gain from the sale of the stock for the six months period July 31, 2001 in the amount of $94,228. The balance of the participation interest at July 31, 2001 is $-0-.

(d) We sold retail space to an affiliate, Color-Spec Technologies, Inc. for $54,745. Net cash received from the affiliate totaled $47,052 during the first quarter of our fiscal year.

(e) We rented office space from an affiliate. Total cost for the period ended July 31, 2001 was $4,500.

REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(f) We paid an affiliate for accounting. Total cost for the sic months period ended July 31, 2001 was $900.

(g) We paid an affiliate homeowner association fees related to the development of its in the Town of Frederick. Total cost for the period ended July 31, 2001 was $375.

(h) Advanced Gas & Oil Corp. (AGO), Asset Realization, Inc. (ARI), Cape Aloe Corp. (CAC), Color-Spec Technologies, Inc. (CST), Platinum Financial Fund, LLC (PFF), and Krupka-Brophy Profit Sharing Plan (KBP) are affiliates of our Company. For the three months period ended July 31, 2001, the Company borrowed $155,300 from PFF and repaid PFF $57,000 of the amount we borrowed, leaving a balance in the amount of $98,300 to be repaid to PFF during our third quarter of this fiscal year.

(i) We also borrowed $151,000 from affiliates and have repaid $44,666 of the amount borrowed. The table below lists the notes and terms.

                                                            As of July 31,
  Short term notes payable - related parties:                   2001
  ------------------------------------------                -------------
Note payable to Color-Spec Technologies, Inc. for $75,000, unsecured bearing interest at 16% maturing on September 1, 2001 ............... $  30,334
Note payable to Color-Spec Technologies, Inc. for $24,000, unsecured
  bearing interest at 15% maturing on October 1, 2001 .................    24,000
Note payable to Color-Spec Technologies, Inc. for $52,000, unsecured
  bearing interest at 15% maturing on October 1, 2001 .................    52,000
                                                                         --------
                                                                        $ 106,334
                                                                         ========
  Long-term, unsecured notes payable to related parties:
  -----------------------------------------------------
Refinanced, note payable to Color-Spec Technologies, Inc. for $75,000, unsecured, bearing interest at 14% maturing on May 1, 2002 .......... $  29,076
Refinanced, note payable to Color-Spec, Technologies, Inc., unsecured
  bearing interest at 13.5% maturing on May 1, 2002 ...................    46,723
                                                                         --------
                                                                           75,799
                                                                         ========
  Combined total of unsecured notes payable to relatcd parties ........ $ 182,133
                                                                         ========
(j) During the six months period ended July 31, 2001, we refinanced or paid debt principal and interest to affiliates as follows:

REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Commercial rental property - related parties                    Principal    Interest
  --------------------------------------------                    ---------    --------
Paid note payable to Asset Realization, Inc., collateralized
  by a first deed of trust, due on June 15, 2001 ............    $  12,519     $   334
Paid note payable to Color-Spec Technologies, Inc.,
  collateralized by a first deed of trust, at 13% due on
  June 15, 2001 .............................................       20,000         534

Firestone development property - related parties, continued
-----------------------------------------------------------
  Paid note payable to Krupka-Brophy Profit Sharing Plan,
    collateralized by a first deed of trust, at 13.5% due on
    October 26, 2001 ........................................       38,799       1,980
Refinanced $121,730 of $415,206 note payable to Krupka-Brophy
  Profit Sharing Plan, collateralized by a first deed of
  trust, at 9% due on February 3, 2002 ......................      415,206       9,416
Frederick devc1opment property - related parties
------------------------------------------------
Paid note payable to Krupka-Brophy Profit Sharing Plan,
  collateralized by a first deed of trust, at 6% due on
  December 15, 2001 .........................................       27,639         341
Paid note payable to Krupka-Brophy Profit Sharing Plan,
  collateralized by a first deed of trust, at 8,5% due on
  June 1, 2001 ..............................................      270,107       5,679
Paid note payable to Krupka-Brophy Profit Sharing Plan,
  collateralized by a first deed of trust, at 8.5% due on
  June 1, 2001 ..............................................       22,387         250
                                                                 ---------    --------
                                                                 $ 806,657    $ 18,534
                                                                 =========    ========
(k) Long-term secured notes payable to related parties.

REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Elbert County property notes
  ----------------------------
Refinanced $32,408 of $62,409 note payable to Advanced Gas
  & Oil Corp for $62,409 bearing interest at 14% with one
  payment of principal and interest due on June 13, 2002 ........  $  61,211
Note payable to Advanced Gas & Oil Corp.,
  bearing interest at 14% with one payment of principal
  and interest due on December 1, 2002 ..........................     12,000
Note payable to Advanced Gas & Oil Corp.,
  bearing interest at 14% with one payment of principal
  and interest due on December 1, 2002 ..........................     26,000
Note payable to Asset Realization, Inc.,
  for $11,000 bearing interest at 14% with one payment
  of principal and interest due on December 1, 2002 .............      5,196
Note payable to Cape Aloe Corp.,
  for $6,000 bearing interest at 14% with one payment
  of principal and interest due on December 1, 2002 .............      3,514
Note payable to Krupka-Brophy Profit Sharing Plan,
  bearing interest at 14% with one payment
  of principal and interest due on December 1, 2002 .............     12,000
Note payable to Krupka-Brophy Profit Sharing Plan,
  bearing interest at 14% with one payment
  of principal and interest due on December 1, 2002 .............     22,000
                                                                   ---------
                                                                   $ 141,921
                                                                   =========
  Arapahoe County property notes - related parties
  ------------------------------------------------
Refinanced note payable to Krupka-Brophy Profit Sharing Plan, bearing interest at 10% with quarterly
  payments of $10,000 starting October 1, 2001 and
  maturing on August 1, 2002 ....................................  $  89,836
Assumed note payable to Krupka-Brophy Profit Sharing Plan,
  bearing interest at 1O% with quarterly
  payments of $11,000 starting October 1, 2001 and
  maturing on August 1, 2002 ....................................    218,498

Note payable to Platinum Financial Fund, LLC,
  bearing interest at 1O% with quarterly payments of $1,000
  beginning October 1, 2001 and maturing on August 1, 2002 ......     16,307
Note payable to Platinum Financial Fund, LLC,
  bearing interest at 10% with quarterly payments of $1,000
  beginning October 1, 2001 and maturing on December 1, 2002 ....     10,000
                                                                   ---------
                                                                   $ 334,641
                                                                   =========

Note 4: Short and long-term debt

During the six months ended July 31, 2001:

(a) The Company refinanced or paid individuals outstanding balances on notes payable with interest.

  Frederick development - other                                              Principal      Interest
  -----------------------------                                              ---------      --------
Paid note payable to Nancy Miller, collateralized by deed of trust,
  at 13.5% interest due June 1, 2001 .....................................   $ 102,813      $   6,477
Paid note payable to Robert Singer, collateralized by deed of trust,
  at 15% interest due October 4, 2001 ....................................     150,138          8,494
Paid note payable to Robert Singer, collateralized by deed of trust,
  at 15% interest due June 1, 2001 .......................................     121,604          3,979
Refinanced $203,000 of $207,000 note payable to Jack Ford Profit
  Shaing Plan, collateralized by a deed of trust, at 14% interest
  due March 1, 2002 ......................................................     207,000          8,677

  Firestone development - other
  -----------------------------
Refinanced $28,153 of $33,266 note payable to an individual,
  bearing interest at 13.5% due February 3, 2002 .........................      33,266          2,450
Refinanced $45,237 of $48,805 note payable to an individual
  bearing interest at 13.5% due February 3, 2002 .........................      48,805          3,280

  Commercial rental property - other
  ----------------------------------
Paid note payable to Edward Herber, collateralized by a deed of trust
  bearing interest at 13% due June 15, 2001 ..............................      15,000          1,132
Paid note payable to Shirley Herber, collateralized by a deed of trust
  bearing interest at 13% due June 15, 2001 ..............................      15,000          1,132

REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

REAL ESTATE OPPORTUNITIES, INC.

  Commercial rental properly - other, continued                               Principal      Interest
  ---------------------------------------------                               ---------      --------
Paid note payable to Robert Singer, collateralized by a deed of trust,
  bearing interest at 13%, due June 15, 2001 ..............................  $  38,085       $  1,641
Paid note payable to Thomas Vesey, collateralized by a deed of trust,
  bearing interest at 13%, due June 15, 2001 ..............................     39,396          1,080
                                                                             ---------        -------
                                                                             $ 771,107       $ 38,342
                                                                             =========        =======

  Elbert and Riverside County notes
  ---------------------------------
Note payable to an individual for $475,000 bearing interest at
  15% secured by the Elbert and Reiverside County properties, with quarterly payments of interest only beginning
  September 1, 2001 maturing July 12, 2002 ...............................   $ 475,000

Refinanced note payable to an individual for $203,000 bearing interest at 14%
  secured by the Elbert and Riverside County properties, with
  monthly payments of $4,000 maturing June 13, 2002 ......................     200,402
                                                                             ---------
                                                                             $ 675,402
                                                                             =========
  Arapahoe County notes
  ---------------------
Note payable to an individual for the amount of $92,000
  assumed by the Company bears interest at 6% with
  quai terly payments in the amount of $3,500 maturing
  August 1, 2002 .........................................................  $   92,000
Note payable to an individual for the amount of $71,026
  assamed by the Company bears interest at 10% with
  quarterly payments in the amount of $3,000 maturing
  August 1, 2002 .........................................................      71,027
Note payable to an individual for the amount of $163,000
  assumed by the Company bears interest at 6% with
  quarterly payments in the amount of $4,000 maturing
  August 1, 2002 .........................................................     163,000
Note payable to an individual for the amount of $101,168
  assumed by the Company bears interest at 1O% with
  quarterly payments in the amount of $5,000 maturing
  August 1, 2002 .........................................................     101,168
Note payable First American State Bank in the amount of
  $465,831 assumed by the Company with monthly
  payments of interest only at Prime plus 1.5% starting
  July 11, 2001 and maturing December 11, 2001 ...........................     465,831
Assumed note payable Germain Investment Company in the
  original amount of $75,000 due on or before
  October 4, 2001 bearing interest at 18% with monthly
  interest payments in the amount of $1,175 and the
  balance maturing October 4, 2001 .......................................      80,000
                                                                            ----------
                                                                            $  973,026
                                                                            ==========

REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Aggregate maturities required on debt at January 31, 2001 as follows:

2002 .........................................................   $   707,514
2003 .........................................................     1,599,609
2004 .........................................................         --
                                                                   ---------
                                                                 $ 2,307,123
                                                                   =========

Note 5: Shareholders’ Equity

We recorded stock-based compensation in the amount of $102,320 during the three months period ended July 31, 2001. The stock-based compensation represents 639,500 shares of common stock that was issued for Company promotion by a public relations organization and legal services. The stock was valued at $.16 per share at the time the compensation was paid.

Other transactions as discussed above include the issuance of 1,409,285 shares of common stock for real estate acquisitions and 173,000 shares issued to a former employee from the exercise of stock options discussed in Results of Operations below.

Note 6: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating income during the six months ended July 31, 2001 and net operating losses for the six months ended July 31, 2000, resulting in income tax payable in the amount of $125,182 and a deferred tax asset, which was fully allowed for, which resulted in the net benefit and expense result in $0 income taxes, respectively.

REAL ESTATE OPPORTUNITIES, INC.
PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

When used in this discussion, word such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Industry overview

We believe that the current economic readjustment in America has affected the Colorado real estate market by trimming the consumer demand for high price investments/purchases such as houses. This translates into a Colorado real estate market that is in a flat to softening state. Additionally, we see indications in Colorado that sellers are taking less than the list price for the first time in a number of months. We believe that Colorado real estate well become increasingly difficult to sell if there is a significant downturn in the U.S. economy.

Plan of Operation

Our plan of operation has always been to avoid long-term management of properties by essentially acting as a wholesaler of properties between individual sellers of underdeveloped land and the developers. From time to time, however, we would take on long-term management with the appropriate partner. Our policy was to avoid, as much as possible, hiring management personnel for the maintenance or development of our properties. Instead, we would plan to either immediately sell the individual property or to find partners from the real estate industry, who would have years of experience and who would bring their own contacts and resources to a project development.

We plan to keep this plan of operation but also feel that we must broaden our base. In addition to looking for opportunities in the real estate market in Colorado, we also plan to pursue the acquisition of intellectual properties, with a specific focus in electronic applications relating to medical monitoring devices. We have no firm acquisitions at this point, but will be looking for intellectual properties, which may be acquired directly from inventors with a view toward commercializing the technology. We plan to use our expertise in fund raising to develop commercial applications for properties, which we may select.

Some of these intellectual properties will be long-term developments. Some properties may lend themselves to the kind of wholesale transactions between individual inventors and long-term developers, which we now do in the real estate area. We will look at each potential project, whether short-term or long-term as an opportunity to maximize our share value for our shareholders. We have no firm acquisitions at this point. We are talking with individuals in the U.S. and overseas regarding several possibilities, none of which may ever be successful. However, it is important to note that the focus of our company has now been broadened beyond real estate and real estate-related activities. We anticipate making an initial acquisition of intellectual properties before the end of our fiscal year.

We want to note that our Chief Executive Officer will take the majority of his compensation as a share of our net profit. He is paid a base salary of only $6,000 per year. The remainder of his compensation is 25% of our net profits before tax. We believe that this creates a substantial incentive for our Chief Executive Officer to be dedicated to maximizing our earnings and thereby benefiting our shareholders at the same time. We also believe that this arrangement gives us the best opportunity to achieve the most favorable conditions in each transaction.

Results of Operations

We have begun generating operating revenues during this fiscal year and plan to continue to do so as we broaden our operational base. We were profitable for the year ended January 31, 2001. We generated a profit for the first fiscal quarter of 2001. However, we had slight loss for our second fiscal quarter. Our net income for the six months ended July 31, 2001, was $121,108, compared to a loss of $113,228 for the six months ended July 31, 2000. We had a net loss for the three months ended July 31, 2001 of $17,686, compared to a loss of $67,629 for the three months ended July 31, 2000. Our net income per share, on a fully diluted basis, was $.016 per share for the six months ended July 31, 2001, compared to no income per share for the six months ended July 31, 2000. Our net income per share, on a fully diluted basis, was a loss $.002 per share for the three months ended July 31, 2001, compared to a loss of $.011 per share for the six months ended July 31, 2000.

We had total revenues of $1,483,112 for the six months ended July 31, 2001, which compares to revenues of $1,021 for the six months ended July 31, 2000. For the three months ended July 31, 2001 we had total revenues of $911,336 compared to $804 for the three months period ended July 31, 2000. Total cost of sales, which consisted of cost of real estate, sakes commissions, and closing costs, were $1,083,790, for the six months ended July 31, 2001, compared to $-0- for the six months ended July 31, 2000. Total cost of sales were $775,717 for the three months ended July 31, 2001, compared to $-0- for the three months ended July 31, 2000. Total operating expenses, which consisted of general and administrative expenses, were $252,683, for the six months ended July 31, 2001, compared to $80,165 for the six months ended July 31, 2000. Total operating expenses were $153,955 for the three months ended July 31, 2001, compared to $50,258 for the three months ended July 31, 2000. The major components of general and administrative expenses are legal, accounting, commissions, wages, rent and other expenses.

During the fiscal quarter ended July 31, 2001, we sold our rental real estate and development properties in the towns of Frederick and Firestone. The sale transactions were actually a part of a much larger purchase transaction. In this purchase transaction, we acquired the deed to a property in Arapahoe County, Colorado for a purchase price of $2,084,000. We paid a part of this purchase price in the form of our Firestone, Colorado property. We also took the Arapahoe County property subject to encumbrances of approximately $1,290,000. We gave $125,000 in cash and issued 714,285 shares of our common stock. Finally, we gave the seller and its assigns the right to receive, on a sliding scale, approximately 24% of our gain in the ultimate sale of the Arapahoe County property. The effect of this transaction has been to leave us with a deed to a platted subdivision of approximately 152 sites of which we will receive approximately 76% of the gain on the ultimate sale. This was a complicated real estate transaction, which our accountants have advised us must be shown, in part, as an exchange, rather than a sale and purchase, of real estate. As a result, we reduced our potential gain by $158,900 out of a potential $215,678.

In addition, when we sold our Frederick, Colorado property, we reduced our potential gain by $12,310 out of a potential $97,906. We were also advised that this transaction must be shown, in part, as an exchange, rather than a sale and purchase, of real estate.

The net effect of the accounting treatment of these real estate sales was to gives us a slight loss for the fiscal quarter. However, we anticipate increased revenues from the continued development of our real properties in the next fiscal quarter. We hope to be profitable in the next fiscal quarter. Nevertheless, we will broaden our scope to include the acquisition and develop of intellectual properties.

Liquidity and Capital Resources

Our net cash increased to $8,710 as of July 31, 2001, compared to $170 as of July 31, 2000.

Our net cash received from financing activities was $178,918 for the six months ended July 31, 2001, compared to having received $237,549 for the six months ended July 31, 2000. Cash from financing activities totaled $131,343, came as loans from related parties for the six months ended July 31, 2001. Portions of the advances were repaid to these parties. Eventually, all of these advances must be repaid. We expect to repay the advances from the sale of our investment real estate properties, or from refinancing using our investment properties to secure the notes.

Other cash received from financing activities came from the exercise of 173,000 shares of common stock options by a former director. Total cash received from the exercise of the options was $47,575.

We have an account receivable of $5,000 from a related party and prepaid expenses of $26,611 for the current period. The prepaid expenses consist mainly of interest points paid to an individual and will be amortized over the life of the loan.

The Company recorded stock-based compensation in the amount of $102,320 during the six months period ending July 31, 2001. The stock-based compensation represents 639,500 shares of common stock that was issued for Company promotion by a public relations organization and legal services. The stock was valued at $.26 per share at the time the compensation was paid.

Our financial condition is good but the real estate market, particularly in Colorado, is showing signs of distress. We plan to use our present financial conditions to broaden our operational base. We continue to operate with minimal overhead. We cannot guarantee that we will be able to maintain our current situation or to become profitable again. Our plan is to build our company in any manner which will be successful.

Subsequent events

On August 14, 2001, we entered into a sale agreement with a Denver homebuilder to sell our Arapahoe County property for $3,190,000, plus a potential $22,000 bonus per lot to be paid if the final plat of the property exceeds 145 lots. The sale is scheduled to close in our first quarter of 2002. We had originally acquired the property on July 7, 2001 for an acquisition price of $2,084,000.

On August 29, 2001 we obtained financing from a lender using our Elbert County property as security. Net proceeds from the financing totaled $670,000 which will be used for the extinguishment of debt.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 Exhibits and reports on Form 8-K.

REAL ESTATE OPPORTUNITIES, INC.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended July 31, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Real Estate Opportunities, Inc.                                       Date: 9/13/01
By: /s/ F. Jeffrey Krupka (signed)
Chief Financial Officer