Form 10QSB
period 2001-10-31
POCKETSPEC TECHNOLOGIES INC
filed 2001-12-12
CIK 1065659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 2001				Commission File Number 	0-28759



PocketSpec Technologies Inc.
(Exact name of registrant as specified in its charter)


Colorado 							84-1461919
	(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


3225 E Second Avenue, Denver, Colorado 			80206
(Address of principal executive offices)                  		(Zip code)

(303) 393-1600

(Registrant's telephone number, including area code)

Real Estate Opportunities, Inc., 3225 E Second Avenue,
 Denver, Colorado 80206
(Former name, former address and former fiscal year, if changed since last report.)



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

9,775,218
Class
Number of shares outstanding at December 12, 2001


This document is comprised of 15 pages.

FORM 10-QSB
3RD QUARTER
INDEX

PART I - FINANCIAL INFORMATION

			Page

Item 1.  Financial Statements*

Condensed, consolidated balance sheet - October 31, 2001 (Unaudited)	3

Condensed, consolidated statements of operations - Three and nine months ended
	through October 31, 2001 and 2000 (Unaudited) 	4

Condensed, consolidated statements of cash flows - Nine months ended
	through October 31, 2001 and 2000 (Unaudited)	5

Notes to condensed, consolidated financial statements (Unaudited)	6

Item 2.  Management's Discussion and Analysis	11




PART II - OTHER INFORMATION


Item 1.  Legal Proceeding	14

Item 2.  Changes In Securities	14

Item 3.  Defaults Upon Senior Securities	14

Item 4.  Submission of Matters To A Vote of Security Holders	14

Item 5.  Other Information	14

Item 6.  Exhibits and Reports on Form 8-K	14


Signatures	15










*The accompanying financial statements are not covered by an
Independent Certified Public Accountant's report.
2



POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
Balance Sheet
		October 31,
	2001

	Assets
Current assets:
	Cash and cash equivalents		$	42,122
	Note receivable, related party (Note 2)			644,403
	Indebtedness from related party (Note 2)			6,000
	Other receivables			17,600
	Interest receivable, related party (Note2)			3,495
	Prepaid expenses			19,351
	Investment - patent costs			7,000
	Investment - license rights, related party  (Note 2)		140,000
	Property held for resale:
		Elbert County land			1,337,282
					$	2,217,253

				Liabilities and Shareholders' Equity

Liabilities:
	Acquisition notes (Note 3):
		Elbert County, Colorado		 $	965,417
	Accrued interest payable			7,958
	Accounts payable			449
	Deferred gain on property sale (Note 2)			192,336
	Income taxes payable			2,527
	Accrued liabilities			9,255
		Total liabilities			1,177,942

Commitment			 -

Shareholders' equity:
	Common stock, $0.001 par value, 10,000,000 shares authorized,
		9,775,218 shares issued and outstanding			9,775
	Additional paid-in capital (Note 2)			1,021,651
 	Treasury stock, excess of $0.001 par value,
		114,000 shares acquired			(22,963)
	Retained earnings			30,848
			Total shareholders' equity			1,039,311
		 $	2,217,253






See accompanying notes to financial statements.
	3
POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
Statements of Operations

	Three Months Ended	Nine Months Ended		October 31,	October 31,
	2001                         2000	2001                      2000

Operating activities:
	Sales of real estate	 $	-	 $	- 	 $	1,285,029 	 $	-
	Sales of real estate,
		related parties (Note 2)		 1,956,664 		 -   		 2,011,409 		-
	Recognition of partial gain
		 on exchange of real estate			 -   				 -	   		 142,373 			-
	Rental income		 -   		 56,362 		 965 		 57,383
			Total operating income		 1,956,664 		 56,362 		 3,439,776 		 57,383
Cost of sales:
	Cost of real estate		 1,961,657 		 -   		 3,031,934 		-
	Sales commissions paid to related party		 -   		 -   		 13,220 		 -
	Closing costs			 370 		 -   		 663 		 -
			Total cost of real estate		1,962,027 		 -   		3,045,817 		 -

			Net income from real estate		(5,363) 		56,362 		393,959 		57,383
Operating expenses:
	General and administrative expenses:
		General and administrative		81,806 		13,527 		226,394 		62,242
		Stock-based compensation		 19,800 		 -   		 122,120 		20,100
		Related parties (Note 2)		4,500 		5,850 		10,275 		17,200
			Total G&A expenses		106,109 		19,377 		358,789 		99,542

Operating income (loss)		(111,469) 		36,985 		35,170 		(42,159)

Other income (expense):
	Other income		 -   		 -   		5,900 		 -
	Interest income		 17 		 -   		17 		 -
	Interest income, related party (Note 2)		 3,496 		 -   		3,496 		 -
	Gain on sale of assets acquired from
		 related party (Note 2)		 -   		 46,303 		94,228 		 46,303
	Interest (expense)		(64,298)		(16,983)		(125,936)		(51,067)
		Total other income (expense)		(60,785)		29,320 		(22,295)		(4,764)

				Income (loss) before provision
					for income taxes		(172,254) 		66,305 		12,875 		(46,923)

Provision for income taxes - benefit		(61,494) 		 -   		2,527 		 -
				Net income (loss)	 $	(110,760) 	$	66,305	 $	10,348	$	(46,923)

Net income (loss) per share:
	Basic				(0.0119) 		0.0096 		0.0013 		(0.0089)
	Number of shares used for computing
		net income (loss) per share		9,301,385 		 6,872,433 		8,024,449 		 5,284,801

	Diluted				(0.0119) 		0.0092 		0.0013 		(0.0087)
	Number of shares used for computing
		net income (loss) per share		9,301,385 		 7,195,433 		8,203,893 		 5,392,467

See accompanying notes to financial statements
4
POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
Statements of Cash Flows
	Nine Months Ended			October 31,
	2001                       2000
Cash flows from operating activities:
	Net cash used by operating activities	 $	(300,824)	 $	(26,843)

Cash flows from investing activities:
	Cash paid for participation interest in ATC
		common stock, acquired from related party		 - 		 (26,480)
	Cash paid for rights to future revenues from a certain
		note receivable, acquired from related party		 - 		 (14,430)
	Cash paid for rights to future revenues from real
		estate, acquired from related party		 - 		 (92,154)
	Cash paid for acquiring 114,000 shares of our common stock		 (23,059)		 -
	Cash paid for patents		 (7,000)		-
	Cash received on disposition of participation
		interest, acquired from related party (Note 2)		 144,290 		 -
	Cash paid for property additions		(213,799)		 (56,889)
			Net cash received (used) by investing activities		 (99,568)		 (189,953)

Cash flows from financing activities:
	Short-term borrowings, related parties (Note 2)		 656,300 		-
	Repayment of short-term borrowings, related parties (Note 2)		 (656,300)		 -
	Repayment of short-term borrowings, other		 (60,000)		 -
	Indebtedness of related party (Note 2)		 (31,537)		 (71,500)
	Repayment of indebtedness, related party (Note 2)		 25,537 		 71,500
	Principal payments to shareholder note		 - 		 (6,000)
	Principal payments on notes payable, others		 (388,253)		 (62,030)
	Principal payments on notes payable,
		related parties (Note 2)		 (236,011)		 (80,484)
	Proceeds from sale of assets, related party (Note 2)		 15,000 		 102,934
	Proceeds from short-term borrowing		 - 		 32,000
	Proceeds from borrowing, related parties (Note 2)		195,752 		 -
	Proceeds from borrowing, other		 670,000 		 -
	Proceeds from exercised stock options		 47,575 		 23,425
	Proceeds from cash transfer, related party (Note 2)		200,000		-
	Proceeds from the sale of common stock, net of offering costs		 - 		 219,614
			Net cash provided by financing activities		 438,063 		 229,459

Net change in cash		 37,671 		 12,663
Cash at beginning of period		 4,451 		 14,066
			Cash at end of period	 $	42,122 	 $	26,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Cash paid during the period for:
		Interest		 $	118,778 	 $	50,220
		Income taxes	 $	4,734 	 $	-

	Non-cash financing activities:
		Common stock issued for intellectual property	 $	140,000 	 $	-
		Common stock issued for debt	 $	-   	 $	-

See accompanying notes to financial statements
5

POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:  Basis of presentation

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

Note 2: Related party transactions

(a) Sale of Arapahoe County, Colorado property.

On September 28, 2001 we entered into an agreement with Platinum
Financial Fund, LLC (an affiliate) to sell our Arapahoe County, Colorado property for the sale price of $2,800,000. Our affiliate agreed to assume all outstanding debt obligations owing on the property and a participation agreement with the original seller of the property in the amount of
$666,000.   Terms of the participation agreement state that we agree to pay the original seller approximately 24% of the first $2,750,000 sale after deducting selling costs plus 20%. Exceptions contained in the participation agreement included real estate taxes and assessments, interest on the assumed encumbrances, interest, points and costs associated with refinancing, and points and costs associated with construction and development loans.

The $2,800,000 sale price was reduced by the $666,000 participation agreement since there is a potential that future sales of the property will not be profitable. We accepted a note receivable from our affiliate in the amount of $644,403. Terms of the agreement include monthly principal and interest payments of $30,000 beginning December 1, 2001 and maturing on December 1, 2002. Accrued interest receivable on the note totals $3,495 through October 31, 2001.

The carrying value of the property totaled $1,941,664 and encumbrances including accrued interest totaled $1,489,286. We deferred the gain on the sale in the amount of $192,336. The gain will be realized when our affiliate sells the property. Please refer to item (k) notes assumed by Platinum Financial Fund, LLC.

(b) Sale of Riverside County, California property.

During the third quarter ended October 31, 2001, we sold the Riverside County, California property to Advanced Gas & Oil Corp. (an affiliate) for $15,000 cash. Our carrying value in the property was $20,000. We recorded a loss on the sale in the amount of $5,000.

(c) We sold retail space to an affiliate, Color-Spec Technologies, Inc. for $54,745. Net cash received from the affiliate totaled $47,052 during the first quarter of our fiscal year.

(d) We loaned an affiliate $1,500 to be repaid during the fourth quarter of this fiscal year without interest.




6
POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(e) We loaned a director $30,037. The Company received payment of $25,537 during the period ended July 31, 2001.

(f) On October 3, 2001 we signed two agreements with Color-Spec
Technologies, Inc. (an affiliate) to acquire rights to the POCKETSPEC( trademarks and to license the right to develop the


POCKETSPEC( color measuring devices. Terms of the trademark agreement commenced on October 3, 2001 and continue for a period of ten
(10) years.  The agreement is automatically renewable for additional five
(5) year periods.

The second agreement provides us with the license required in order to continue the development of the POCKETSPEC( color measuring devices. Terms of the agreement include 700,000 shares common stock valued at $.20 per share, or $140,000 which represents predecessor cost, Color-Spec Technologies, Inc. provided us with $200,000 cash to be used for the budgeted expenses anticipated to develop color measuring technology patents and products. Color-
Spec Technologies, Inc. will also receive royalties payable quarterly from the sale of the devices. In addition, we have filed three utility patent applications from the technology used in the devices. The $200,000 was recorded in the equity section of our financial statements as additional paid in capital.

(g) We rented office space from an affiliate and paid an affiliate for accounting. Total cost for the office space through the period ended October 31, 2001 was $9,000 and total cost for accounting was $900. We also paid an affiliate for homeowner's association fees totaling $375. Total expenses through October 31, 2001 are $10,275.

(h) We received from Platinum Financial Fund, LLC (an affiliate), proceeds totaling $144,290 from the sale of its participation interest in American Tire Corporation stock (ATC). The Company recorded a total gain from the sale of the stock through the nine months period October 31, 2001 in the amount of $94,228. The balance of the participation interest is $-0-.

(i) Advanced Gas & Oil Corp. (AGO), Asset Realization, Inc. (ARI), Cape Aloe Corp. (CAC), Color-Spec Technologies, Inc. (CST), Platinum Financial Fund, LLC (PFF), and Krupka-Brophy Profit Sharing Plan (KBP) are affiliates of our Company. For the three months period ended October 31, 2001, we borrowed $166,300 from PFF and repaid PFF $166,300 of the amount we borrowed. We also borrowed $25,000 from CAC and $10,000 from a director. We repaid the $35,000 and have paid all indebtedness to our affiliates.
We also borrowed $151,000 from CST during the first two quarters of this fiscal year. During the three months period ended October 31, 2001, the balance owing to CST in the amount of $106,334 was paid. We borrowed $100,000 from AGO and repaid the $100,000 during the same period. Total amount borrowed for the nine months period ended
October 31, 2001 was $656,300 and total amount repaid was $656,300.

(j) Below is a table of debt principal and interest paid during the three months period ended October 31, 2001.

	Affiliate	Account	Principal	Interest
		Number	Paid	Paid

Advanced Gas & Oil Corp	AGO04600	$	  61,211	$	1,385
	refinanced note bearing interest at 14% due in full on June 13, 2002

7
POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Advanced Gas & Oil Corp	AGO04700		12,000		299
	note bearing interest at 14% due in full on December 1, 2002

Advanced Gas & Oil Corp	AGO04800		26,000		648
	note bearing interest at 14% due in full on December 1, 2002

Asset Realization, Inc	ARI01200		5,196		70
  note bearing interest at 12% due in full on December 1, 2002

Cape Aloe Corp	CAC01500		3,514		79
  note bearing interest at 12% due in full on December 1, 2002

Color-Spec Technologies, Inc	CST01700		29,076		1,361
  note bearing interest at 14% due in full on May 1, 2002

Color-Spec Technologies, Inc	CST01800		46,723		2,108
  note bearing interest at 14% due in full on August 30, 2001

Krupka-Brophy Profit Sharing Plan	KBP07100		12,000		299
  note bearing interest at 14% due in full on December 1, 2002

Krupka-Brophy Profit Sharing Plan	KBP07200		22,000		405
  note bearing interest at 14% due in full on December 1, 2002

Platinum Financial Fund, LLC  	PFF27700		10,000		131
  note bearing interest at 10% due in full on December 1, 2002
	Totals:	$	227,720	$	6,785


(k) Notes assumed by Platinum Financial Fund, LLC totaling from item (a) above.

	Lender	Principal	  Interest	Interest
       		Assumed	Assumed 	Paid

Germain Investment Co	$	70,000	$	5,913	$	8,401
  note bearing interest at 18%
  due in full on October 4, 2001

Krupka-Brophy Profit Sharing Plan		510,000		1,621		-
  note bearing interest at 14% due
  in full on December 1, 2002

Nancy M. Miller		69,719		168		-
  note bearing interest at 10% due
  in full on August 1, 2002

Nancy M. Miller		161,331		-		-
  note bearing interest at 6% due
  in full on August 1, 2002


8
POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Platinum Financial Fund, LLC  		16,307		-		-
  note bearing interest at 10% due
  in full on December 1, 2002

Edward Herber		89,816		-		-
  note bearing interest at 6% due
  in full on August 1, 2002

Robert M. Singer		98,580		-		-
  note bearing interest at 10% due
  in full on August 1, 2002

First American State Bank note		465,831		-		-
  bearing interest at Prime plus 1.5%
  due in full on December 11, 2001

	Total	$	1,481,584	$	7,702	$	8,401


(l) We borrowed $195,752 from the Krupka-Brophy Profit Sharing Plan for funding our operations. We consolidated two notes payable and accrued interest to date with the $195,752 into one note payable in the amount of $510,000. Terms of the notes are listed below.

Note payable in the amount of $89,836 bearing interest at 10% due in full on August 1, 2002. Accrued interest through September 30, 2001 totaled $1,723.

Note payable in the amount of $218,499 bearing interest at 10% due in full on August 1, 2002. Accrued interest through September 30, 2001 totaled $4,190.

New note payable in the amount of $510,000 bearing interest at 12% due in full on September 24, 2002. Platinum Financial Fund, LLC subsequently assumed the note payable when we sold our Arapahoe
County, Colorado property.

Note 3: Notes payable third parties

During the three months ended October 31, 2001 we borrowed $670,000 from a non-affiliate in order to pay off outstanding debt principal and interest
The new loan bears interest at 9% and requires monthly interest payments of
approximately $5,100 until the note matures on August 29, 2003.   Costs
associated with the loan totaled $15,541. Net proceeds from the new loan were used to partially pay principal debt owed to an individual in the amount of $375,000. The remaining proceeds were used to extinguish other outstanding debt principal and interest. Current principal amount owing is $670,000 and accrued interest through October 31, 2001 totals $3,682. Interest paid during the three months ended October 31, 2001 totals $10,217.

We owe a note payable to an individual for $475,000 bearing interest at 15% with quarterly payments of interest only starting September 1, 2001 and maturing July 12, 2002. The principal amount was paid down by $375,000 from the new loan listed above. For the three months period ended October 31, 2001, $100,000 principal is outstanding. Accrued interest totals $2,028 and interest paid during the three months period ended October 31, 2001 totals $9,024.

We owe a note payable to an individual for $203,000 bearing interest at 14% with monthly payments of $4,000 that matures June 13, 2002. The principal amount outstanding at October 31, 2001 totals $195,416.
9
 POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Accrued interest through the period ended October 31, 2001 totals $2,249 and interest paid during the three months period ended October 31, 2001 totals $4,746.

The three notes listed above are secured by our Elbert County, Colorado property. Aggregate maturities required on debt at January 31, 2002 are listed below.

January 31, 2002	$	26,230
January 31, 2003		239,180
January 31, 2004		607,000
	$	2,307,123

Note 4:  Shareholders' Equity

We recorded stock-based compensation in the amount of $19,800 during the three months period ended October 31, 2001. The stock-based compensation represents 75,000 shares of common stock that were issued for Company promotion through public relations organizations and web-site development and maintenance. 20,000 shares of common stock were issued for product development. The 75,000 shares of common stock were valued at $.20 per share and the 20,000 shares of common stock were valued at $.24 per share for a total amount of $19,800.

During the three months period ended October 31, 2001, we cancelled stock options representing 150,000 shares of common stock with an option price of $.275 per share. The options were originally granted on July 18, 2001. We credited the original transaction valued at $16,500 to additional paid in capital.

As discussed above in note 2, we issued 700,000 shares of common stock valued at $140,000, or $.20 per share for the rights to develop color-measuring device products.

During the three months period ended October 31, 2001, we purchased 114,000 shares of our common stock in our stock buy-back program. Total cost of the 114,000 shares was $23,077. The cost of the shares is recorded on our balance sheets under treasury stock.

A second quarter transaction was the exercise of 173,000 stock options issued to a former employee. Total cash received from the exercise of the stock options was $47,575.

Note 5:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The Company incurred net operating income during the nine months ended October 31, 2001 and net operating losses for the nine months ended October 31, 2000, resulting in income tax payable in the amount of $2,527 and a deferred tax asset, which was fully allowed for, which resulted in the net benefit and expense result in $0 income taxes, respectively.

Note 6: Other

On December 4, 2001 we held a special meeting of shareholders that also served as our annual meeting. Our shareholders voted in favor of two amendments to our Articles of Incorporation. The first amendment approved was our name change from Real Estate Opportunities, Inc. to PocketSpec Technologies Inc. The second amendment approved our changing our authorized shares of common stock from 10,000,000 to 50,000,000 shares. Our shareholders also elected four nominees to our board of directors and ratified our

10

POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

selection of Cordovano and Harvey, P.C. as our auditors for our fiscal year ending January 31, 2002.

On November 29, 2001 our Company sold one of the parcels of real estate located in Elbert County, Colorado to a third party. The purchase price of the property was $393,000 and paid by the buyer with five promissory notes. The borrower on each of the notes is Platinum Financial Fund, LLC (an affiliate). Our cost basis in the property sold totals $373,752. The notes and terms are listed below.

A note receivable in the amount of $202,000 that bears interest at 0% until April 1, 2002. On April 1, 2002 the interest rate changes to 14%. Terms of the note include monthly payments in the amount of $4,000 starting January 1, 2002 until the note matures on June 1, 2002.

A note receivable in the amount of $112,000 that bears interest at 0% until April 1, 2002. On April 1, 2002 the interest rate changes to 14%. Terms of the note include monthly payments in the amount of $2,000 starting January 1, 2002 until the note matures on June 1, 2002.

A non-interest bearing note receivable in the amount of $35,000 that matures on June 1, 2002.

A non-interest bearing note receivable in the amount of $16,500 that matures on June 1, 2002.

A non-interest bearing note receivable in the amount of $27,500 that matures on June 1, 2002.

We intend to sell the above notes receivable and anticipate having to discount the notes as much as 13% in order to convert the notes to cash. If we are successful, we will use the proceeds to reduce debt obligations and increase our operating capital.


POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.
PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

When used in this discussion, word such as believes, anticipates, expects, intends and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.



11
Overview

We believe that the current real estate market is in a downturn, and is an appropriate time to change the direction and focus of our Company.
We have one remaining parcel of real estate located in Elbert County, Colorado that has been appraised at $975,000. We are offering this parcel for sale at $875,000, but do not have any assurances that the land will sell at this price. Once we have sold this property, we do not expect any further real estate investments. We maintain notes receivable in connection with prior real estate sales and may retain financing on the current parcel if financing is provided.

We have changed our Company's name to PocketSpec Technologies Inc. to identify and better describe our Company. We acquired from Color-Spec Technologies, Inc., (an affiliate), an exclusive worldwide license for the manufacturing and marketing rights for a hand-held device for measuring and comparing color of objects and light emission. We acquired these rights pursuant to a technology license agreement on October 3, 2001.
In addition, the agreement assigned rights to a pending utility patent covering the color technology and application, as well as three additional provisional patents that use the technology in other applications including geology. A major thrust for us will be to develop color-measuring technology. We are especially excited to have the product name "PocketSpec" approved by the United States Patent and Trademark office. This will allow us to market a family of products under the same "PocketSpec" name as our Company.

Our recent acquisition of intellectual property from Color-Spec Technologies, Inc. will be a long-term development. We have hired what we believe to be an excellent team to develop the technology. The combination of personnel, capital, and technology should accelerate our development and the opportunities for our shareholders. PocketSpec Technologies Inc. is poised to expand and the authorization of additional shares approved at our annual meeting held on December 4, 2001, gives added flexibility for future acquisitions. However, our agreements with Color-Spec Technologies, Inc. are our primary focus along with the variety of other uses for the technology.

Market Opportunities

We believe that this technology can be used in thousands of paint stores in the United States and worldwide. A tentative presentation to a major
U.S. paint company is scheduled for late January 2002. The color-measuring technology is also adaptable to inspection of core samples in mining and other fields of geology. A director of our Company has arranged for preliminary testing of the technology in a South American mine exploration operation to commence during February 2002.

We may make additional technology investments in the future, by no agreements are in place at the present time.

Results of Operations

We have been generating operating revenues during this fiscal year and plan to continue to do so as we broaden our operational base. We were profitable for the year ended January 31, 2001. We generated a profit during the three quarters of our fiscal year of Our net income for the nine months ended October 31, 2001, was $10,348, compared to a loss of $46,923 for the nine months ended October 31, 2000. We incurred a loss for the three months ended October 31, 2001 of $110,760, compared to net income of $66,305 for the three months ended October 31, 2000. Our loss for the three months period ended October 31, 2001 was due to a deferred gain on the sale of our Arapahoe County property in the amount of $192,336. Our income per share, on a fully diluted basis, was $.0013 per share for the nine months ended October 31, 2001, compared to a loss of $.0087 per share for the nine months ended October 31, 2000. Our loss per share, on a fully diluted basis, was $.0119 per share for the three months ended October 31, 2001, compared to $.0092 income per share for the three months ended October 31, 2000.

We had total revenues of $3,439,776 for the nine months ended October 31, 2001, which compares to revenues of $57,383 for the nine months ended October 31, 2000. For the three months ended October 31, 2001 we had total revenues of $1,956,664 compared to $56,362 for the three months period ended October 31, 2000. Total cost of sales, which consisted of cost of real estate, commissions, and closing costs, was $3,045,817, for the nine months ended October 31, 2001, compared to $-0- for the nine months ended October 31, 2000. Total cost of sales was


12
$1,962,027 for the three months ended October 31, 2001, compared to $-0-for the three months ended October 31, 2000. Total operating expenses, which consisted of general and administrative expenses, were $358,789, for the nine months ended October 31, 2001, compared to $99,542 for the nine months ended October 31, 2000. We recorded stock-based compensation in the amount of $19,800 during the three months period ended October 31, 2001. The stock-based compensation represents
75,000 shares of common stock that was issued for Company promotion through public relations organizations and web-site development and maintenance. 20,000 shares of common stock were issued for product development. The 75,000 shares of common stock were valued at $.20 per share and the 20,000 shares of common stock were valued at $.24 per share for a total amount of $19,800. Total operating expenses were $106,109 for the three months ended October 31, 2001, compared to $19,377 for the three months ended October 31, 2000. The major components of general and administrative expenses are legal, accounting, commissions, wages, rent and other expenses.

We recorded interest income for the three and nine months period ended October 31, 2001 in the amount of $17 from cash held by brokerage firms to be used for the acquisition of shares of our common stock as a result of our buy back program. For the three and nine months period ended October 31, 2000 no interest income was recorded. Please refer to Note 2 item (a) above for interest revenue recorded in the amount of $3,496 from a related party.

We recorded interest expense for the nine months period ended October 31, 2001 in the amount of $125,936 as compared to $51,067 for the nine months period ended October 31, 2000. For the three months period ended October 31, 2001 we expensed $64,298 and for the three months period ended October 31, 2000 expensed $51,067. The amount of interest incurred is due to financing of real estate transactions and continuing business operations. On September 28, 2001 we sold our Arapahoe
County, Colorado property to Platinum Financial Fund, LLC
(an affiliate) for the sale price of $2,800,000 as discussed in note 2 above. We deferred the gain on the sale in the amount of $192,336 until our affiliate sells the property.

During the third quarter ended October 31, 2001, we sold the Riverside County, California property to Advanced Gas & Oil Corp. (an affiliate) for
$15,000 cash as discussed in note 2 above. Our carrying value in the property was $20,000. We recorded a loss on the sale in the amount of $5,000.

Subsequent to our reporting period, on November 29, 2001 our Company sold one of the parcels of real estate located in Elbert County, Colorado to a third party. The purchase price of the property was $393,000 and paid by the buyer with five promissory notes. The borrower on each of the notes is Platinum Financial Fund, LLC (an affiliate). Our cost basis in the property sold totals $373,752. Please refer to note 6 above.

Liquidity and Capital Resources

Our net cash and cash equivalents increased to $42,122 as of October 31, 2001, compared to $4,451 as of January 31, 2001as a result of our company being fully operational.

Our net cash received from financing activities was $438,063 for the nine months ended October 31, 2001, compared to having received $229,459 for the nine months ended October 31, 2000. Cash from financing activities totaled $190,488, came as loans from affiliates and third parties for the nine months ended October, 2001. All related party financing activities were repaid in the total amount of $892,311.

Cash received from financing activities came from an affiliate for the amount of $200,000 that was recorded as additional paid in capital for the three months period ended October 21, 2001. Other cash received came from the exercise of 173,000 shares of common stock options by a former director in our second quarter. Total cash received from the exercise of the options was $47,575.

We have an amount receivable of $6,000 from related parties and prepaid expenses of $19,351 for the current period. The prepaid expenses consist mainly of interest points paid to an individual that is being amortized over the life of the loan. Amortized interest expense through October 31, 2001 totals $7,260.

13
 .
During the three months period ended October 31, 2001, we cancelled stock options representing 150,000 shares of common stock with an option price of $.275 per share. The options were originally granted on July 18, 2001. We credited the original transaction valued at $16,500 to additional paid in capital on our balance sheets.

Our financial condition is good but the real estate market, particularly in Colorado, is showing signs of distress. We plan to use our present financial conditions to broaden our operational base. We have been able to operate with minimal overhead. We cannot guarantee that we will be able to maintain our current situation or to become profitable again. Our plan is to build our company in any manner that will be successful.

Subsequent Events

During the month of November, 2001 we purchased 31,500 shares of our common stock in accordance to our share buy-back program. Total cost of the shares was $8,286.

On December 4, 2001 our shareholders approved two amendments to our Articles of Incorporation one of which allowed us to change our Company's name from Real Estate Opportunities, Inc. to PocketSpec Technologies Inc. Our new name reflects the new direction of our Company. The other amendment that was approved allowed us to change our authorized common stock from 10,000,000 shares to 50,000,000 shares.

Subsequent to our reporting period, on November 29, 2001 our Company sold one of the parcels of real estate located in Elbert County, Colorado to a third party. The purchase price of the property was $393,000 and paid by the buyer with five promissory notes. The borrower on each of the notes is Platinum Financial Fund, LLC (an affiliate). Our cost basis in the property sold totals $373,752. Please refer to note 6 above.


PART II - OTHER INFORMATION

Item 1. Legal proceedings

On November 2, 2001 we filed a lawsuit against a public relations firm for non-performance of our agreement with them. When we signed the agreement during our second fiscal quarter, we paid the firm $12,000 cash and issued 250,000 shares of our common stock in accordance with the agreement. After filing the law suit, we requested our stock transfer agent place a stop order on the 250,000 shares of common stock. The stock was originally valued at $.24 per share or $60,000 and was expensed as stock-based compensation during our second fiscal quarter of this year. We intend to pursue this lawsuit vigorously. However, we believe the lawsuit will not materially effect our financial statements.

Items 2 Through 5 - No response required

Item 6   Exhibits and reports on Form 8-K.

We filed two Forms 8-K during our third quarter ended October 31, 2001.
On Form 8-K filed September 13, 2001, we announced that we had decided to create a program to repurchase up to 600,000 shares of our common stock.

On Form 8-K filed October 9, 2001we announced that we had acquired an exclusive worldwide license for the manufacturing and marketing rights for a hand-held device for measuring and comparing color of objects and light emission.









14
POCKETSPEC TECHNOLOGIES INC.,
f/k/a REAL ESTATE OPPORTUNITIES, INC.


SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine months ended October 31, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PocketSpec Technologies Inc.
f/k/a Real Estate Opportunities, Inc.				Date: 12/12/01
By: F. Jeffrey Krupka (signed)
Chief Financial Officer







































15
2





1
---