Form 10KSB
period 2001-12-31
POCKETSPEC TECHNOLOGIES INC
filed 2002-05-02
CIK 1065659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended: January 31, 2002
                           Commission File No. 0-28759


                          PocketSpec Technologies Inc.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)


         COLORADO                                         84-1461919
----------------------------                       --------------------------
(State or other jurisdiction                       (IRS Employer File Number)
 of incorporation)


            3225 East 2nd Ave.
            Denver, Colorado                                     80206
----------------------------------------                      ----------
(Address of principal executive offices)                      (zip code)


                                 (303) 393-8060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Securities to be Registered Pursuant to Section 12(b) of the Act: None

       Securities to be Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, $.0.001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     Registrant's operating income for its most recent fiscal year was $4,632,776. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 31, 2002 was approximately $2,532,710. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 1, 2002, was 11,088,718.

References in this document to "us," "we," "our" or "the Company" refer to PocketSpec Technologies, Inc.

                                     PART I

RISK FACTORS

     THE OWNERSHIP AND INVESTMENT IN OUR SECURITIES INVOLVES SUBSTANTIAL RISKS. OUR COMMON SHARES SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THESE RISKS RELATING TO OUR COMPANY.

     WE HAVE A LACK OF OPERATING HISTORY. We were formed on May 15, 1998. We have been in three different lines of business since our formation. Since beginning operations, we have operated at a loss and we have been profitable. However, we have never been profitable in our current line of business. Furthermore, we have not engaged in any substantial business activity over a sustained period of time, and thus cannot be said to have a successful operating history. Our current product lines do not generate enough revenue to support us. Therefore, we have limited financial results upon which you may judge our potential. We expect to continue to incur losses in the near future. We may not ever become profitable again. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

     - substantial delays and expenses related to testing and development of our new products,
     - production and marketing problems encountered in connection with our new and existing products and technologies,
     -    competition from larger and more established companies, and
     -    lack of market acceptance of our new products and technologies.

     WE HAVE NO HISTORY OF PROFITABILITY WITH OUR NEW PRODUCTS. OUR ACCOUNTANTS GAVE US A GOING CONCERN QUALIFICATION. We have never had operations with our new products. Sales of our new products may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability in the future. Our accountants have raised an issue about our ability to exist as a going concern. Historically, we have incurred losses. As of January 31, 2002, our retained earnings deficit was $1,020,434. For the fiscal year ended January 31, 2002, we incurred a net loss of $1,040,934. These losses have resulted primarily from:

     -    being in the development phase of our new product line,
     -    significant costs associated with the development of our new products,
     -    lack of marketing of those products, and
     -    lack of sufficient sales to achieve profitability,

     BECAUSE OF OUR LIMITED HISTORY AND THE POTENTIAL FOR COMPETITION, AN INVESTMENT IN US IS INHERENTLY RISKY. Because we are a company with a limited history, our operations will be extremely competitive and subject to numerous risks. We expect the color comparison business to be highly competitive with many companies having access to the same market Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. We are subject to the risks which are common to start-up companies. Therefore, investors should consider an investment in us to be an extremely risky venture.

     TO FULLY DEVELOP OUR BUSINESS PLAN, WE WILL NEED FOR ADDITIONAL FINANCING. For the foreseeable future, we expect to rely principally upon our cash flow, although we have raised limited private placement funds on occasion. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. At the present time, we have no definitive plans for additional financing.

     WE MAY NOT BE ABLE TO CONDUCT SUCCESSFUL OPERATIONS IN THE FUTURE. The results of our operations will depend, among other things, upon our ability to develop and to market our color comparison products. Further, it is possible that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our technologies and products are in various stages of development. Our products in development may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Although we may license or market our development technology at its current stage of development, there can be no assurance that we will be able to do so. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

     The development of some of our technologies has taken longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of our products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to achieve profitable operations.

     IF WE FAIL TO EXPAND OUR CONTROLS AND INTEGRATE NEW PERSONNEL TO SUPPORT OUR ANTICIPATED GROWTH, OUR BUSINESS OPERATIONS WILL SUFFER. We are undergoing rapid growth in the scope of our operations. Our business prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

     WE HAVE NO EXPERIENCE MARKETING OUR PRODUCTS AT ANY LEVEL, INCLUDING THE LEVEL WE PLAN TO SELL IN THE FUTURE. We cannot assure you that we will be successful in executing our planned expansion of our activities to the levels which we are seeking. We have not previously sold our products in any volume. We do not know whether or when we will be able to develop or continue efficient, marketing capabilities and processes that will enable us to meet the standards or volumes required to successfully market large quantities of our products. Even if we are successful in developing our capabilities and processes, we do not know whether we will do sustain our production or to continue to satisfy the requirements of our customers.

     WE ARE DEPENDENT UPON TECHNOLOGY FOR OUR SUCCESS. We are operating in a business which requires extensive and continuing research efforts. There can be no assurance that new products will not render our products obsolete or non-competitive at some time in the future.

     TO BE SUCCESSFUL, WE MUST BE ABLE TO PROTECT OUR TECHNOLOGY BUT CANNOT GUARANTEE THAT WE CAN DO SO. A successful challenge to our ownership of our technology could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have one (1) U.S. patent acquired from Colorimeter, LLC. issued. Any issued patent may be challenged and invalidated. Patents may not issue from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents which we license.

     We expect vigorous protection and pursuit of intellectual property rights or positions to characterize our industry, which could result in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.

     WE ANTICIPATE THAT WE WILL BE SUBJECT TO INTENSE COMPETITION. Technological competition from larger and more established companies is a significant possibility and can be expected. Most of the companies with which we expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to obtain and to maintain a profitable position in the marketplace

     OUR ULTIMATE SUCCESS WILL BE DEPENDENT UPON MANAGEMENT. Our success is dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We have four employment agreements with our officers and directors, but have not obtained key man life insurance on the lives of any of these individuals.

     OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR INITIAL SALE PRICE. There has been, and continues to be, a limited public market for our common stock. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

     actual or anticipated fluctuations in our operating results;

     changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

     changes in market valuations of other mortgage brokerage companies, particularly those that sell products similar to as ours;

     announcements  by  us  or  our  competitors  of  significant   innovations,
     acquisitions,   strategic   partnerships,   joint   ventures   or   capital
     commitments;

     introduction of technologies or product enhancements that reduce the need for our products; and

     departures of key personnel.

     Most of our common stock is currently restricted. As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. This could cause the market price of our common stock to drop significantly, even if our business is doing well.


     ISSUANCE  OF  ADDITIONAL  SHARES  COULD  DEPRESS OUR STOCK  PRICE.  We have entered into a letter of intent to acquire the assets of Color-Spec Technologies, Inc. with our common shares, which will increase the number of outstanding common shares by a total of approximately 8,300,000 shares. This potential share issuances may have a negative effect on the share price of our common stock in the future.

     OUR COMMON STOCK HAS A LIMITED PUBLIC TRADING MARKET. While our common stock currently trades, our market is limited and sporadic. We cannot assure that such a market will improve in the future, even if our securities ever are listed on the Nasdaq SmallCap Market or the American Stock Exchange. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

     THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS HAS HAD EXTREME PRICE AND VOLUME FLUCTUATIONS.

     The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

     (a) GENERAL DEVELOPMENT OF BUSINESS

     We are a Colorado corporation. Our principal business address is 3225 East 2nd Ave., Denver, Colorado 80206. We are a technology company which is in the business of developing and marketing color comparison devices. Previously, we were in the real estate development business. Originally we were in the retail arts and crafts industry.

     We were incorporated under the laws of the State of Colorado on May 15, 1998 under the name Monument Galleries, Inc. In 1998, we acquired the trade name "Santa Fe Trail Art Gallery" and the assets and inventory of the Santa Fe Art Gallery and Museum Store (the "Gallery"). As of January 31, 1999, we sold this Gallery to a third party entity for the assumption of debt and the assets of the Gallery.

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

     On December 4, 2001 we amended our Articles of Incorporation to change our name change from Real Estate Opportunities, Inc. to PocketSpec Technologies Inc. and increased our authorized common shares from 10,000,000 to 50,000,000 shares.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     (b) NARRATIVE DESCRIPTION OF THE BUSINESS

Since we incorporated in 1998, we have conducted three businesses. Originally we were in the retail arts and crafts industry. We then transitioned into the real estate development business, where we acquired and developed real estate properties for our own account, primarily in Colorado. Finally, we have become a technology company. Our main focus is in the business of developing and marketing color comparison devices.

     (c) OPERATIONS

General

     During the last fiscal year, we changed our business plan from real estate development to the color comparing business. We still had limited real estate activities during this period. However, our principal thrust will now be to develop color comparison technology. We have changed our name to PocketSpec Technologies Inc. to better identify and describe the directions we intend to pursue. On October 3, 2001, we acquired an exclusive, worldwide license under a technology license agreement for the manufacturing and marketing rights to a hand-held device for comparing the color of objects and light emission. In addition, the agreement assigned rights to a pending utility patent covering the color technology and application. We will continue to pursue acquisitions of intellectual properties, with a specific focus in electronic applications relating to color comparing devices and other similar devices. We will continue looking for intellectual properties, which may be acquired directly from inventors with a view toward commercializing the technology. We plan to use our expertise in fund raising to develop commercial applications for properties, which we may select.

     Our recent acquisition of intellectual property represents a long-term commitment on our part to the development of this technology. We have hired technical support to aid in our development of the color comparing technology. Our technical personnel will be responsible for the technology development, sales and marketing.

     While our focus has changed from real estate, we may continue to look at properties which lend themselves to wholesale transactions between individual inventors and long-term developers. We will look at each potential project, whether short-term or long-term as an opportunity to maximize our share value for our shareholders. However, it is important to note that the main thrust of our company is not on real estate and real estate-related activities.

Our Proposed Products

     We have four products currently under development. Our products will all use the trademarked name, "PocketSpecT." Our developmental products include: a color comparison device; a color matching device; a color matching probe; and a control device which will operate as a hand-held computer.

     Color Comparison Device

     We have developed a device with a built-in display, which can compare millions of colors. We call this device the "PocketSpecT Color QA." The device is designed to read a target color in a discreet three digit code, which is displayed and stored. The user can then take ultiple comparative readings of other colors and determine if the colors match the three digit code. The device has space provided in the electronics to add memory to store lookup tables. The device will have an optional USB port, for an additional cost, in units of 500 or more.

     We believe that this device will have numerous potential applications, including uses by businesses which require ColorSpecific production runs and consumer who wish to match colors, for any purpose.

     Color Matching Device

     We are developing a device with the same electronics as the PocketSpecT Color QA which will allow multiple color comparison readings which are not stored in the device. We call this device the "PocketSpecT Color Check." This device will permit the user to take random readings from any source and to compare the readings with external color samples.

     Color Matching Probe Device

     We are developing a device using our technologies for color comparison, but incorporating a slim, probe design. This device will be developed to be used in dental, cosmetic, and related applications, where the style of the device will be an important consideration to the end user. Initial prototype models are in development at this time. We plan to call this device the "PocketSpecT Color Probe."

     Control Device

     We are developing a control device which will store the software and data to be used in connection with our proposed products. This device will house multiple color look up tables and associated software for the product operating systems. The device is being designed to plug in to our "PocketSpecT Color Probe." and products other products we may develop and will have two USB ports, which would permit data to be imported to the device as well as exported. The device will arrange color displays, provide storage for data, give instruction on uses of our products, all with a color display.

     Other

     We believe that there are numerous future potential applications for our products which are currently under development and for others yet to be developed. We plan to continue our research and development into other uses, particularly in the medical device area and in the color ranges of infra-red and ultra-violet.

     We have entered into agreements with CD ROM, USA, Inc. and CD ROM, Inc., which are private companies owned by Mr. Roger Hutchinson, whose has become one of our directors. Under our agreement with CD ROM, Inc., who is an approved supplier of products to the U.S. General Services Administration, it has undertaken to list on its web site the Pocket Spec for sale within the U.S. General Services Administration vendor network. We have not begun any sales as yet. We paid CD ROM, Inc. $30,411.64 in the form of 121,647 shares under this sales agreement and will pay them ten percent commission on all sales by them through March, 2004.

     Production Plans

     At the present time, we plan to produce the first one thousand units each of the Color QA and Color Check products in June, 2002. We have had strong preliminary interest in the products, although no significant orders have been made.

     As of May, 2002, we plan to have the capability of on-line purchasing and credit card transactions, including American Express cards. Our web site is www. PocketSpec.com.

Limited Liability Companies

     We plan to develop our technology through non-exclusive license agreements with limited liability companies that we have formed for the purposes of developing certain aspects of the color comparison technology. We have formed three limited liability companies, which will focus in specific areas:
PocketSpec Cosmetic, LLC; PocketSpec Dental, LLC; and PocketSpec Dermatology, LLC. Each limited liability company will fund the final technological development and marketing of their product or products, as the case may be. At the present time, each of these limited liability companies is in the development stage and has not commenced operations.

Technology

All electronic components used within our products are readily available. All optical, mechanical and packaging components are proprietary to us, but use standard injection mold practices for manufacturing of these components.

     (d) MARKETS

     Our marketing programs will be designed to target consumers and professionals who have a need to compare color. Our plan is to develop strategic alliances to help extend the reach of our presence in the marketplace. Although we have not approached any retailers and have no agreements with any retailers, we have developed a market analysis report which identified numerous markets for our products, including:

Do-It-Yourself Home-Improvement Warehouse Stores

     In many instances during a home improvement project, there is a need to match paint, tile to paint, wallpaper to paint, tile to wallpaper, etc. For example, paint was purchased and used several years earlier on a home, and that paint color is no longer available by the original manufacturer. Therefore, a match from a different manufacturer is needed. Typically, a paint sample is needed in order to have a match done at a paint retailer. If a color-comparing instrument is not present at this location, the sample is sent to another outlet for matching. The present cost of such instruments is high. Therefore, not all outlets have a color-comparing instrument.

     A low cost, portable instrument would allow any outlet to service a customer, or allow the consumer to use the instrument during the home improvement project. A consumer could purchase the instrument to verify color, or compare colors during the project. We plan to market the Pocket Spec through the large hardware and home improvement centers, such as Sherwin Williams.

Professional Painters, Interior Decorators and Paint Manufacturers

Assistance in color matching paint, stucco, or textile swatch samples for professional painters, interior decorators, general contractors and paint manufacturers can be provided by the use of the PocketSpec on site, thus avoiding the need to bring a print sample into a store to match it. The device has the capability of being programmed with a color code look-up table of a paint manufacturing company. This ability to add in a look-up table provides an OEM market with paint manufacturers as well.

Plastic Injection Mold & Auto Trim Parts & Panels

     The PocketSpec, as a color comparator, will be useful as a device for color matching quality control in injection mold and industrial painting facilities. Many clients need plastic components or metal enclosures molded or painted to a specific or company color. Instead of relying upon visual color matching, a color chip is used as an analytical color reference to determine a color code related to RGB, which would be more accurate than the human eye.

     This instrument will have the capability to provide immediate analytical data to the process technician. In the injection mold industry, a tool is usually left in the injection mold machine until the client has approved the color of the product being manufactured. Generally, it would be more cost effective to remove the tool and replace it with another tool and program in the process than to leave the first tool in place. However, the present practice is to leave the tool in place until approved by the client. Having a tool to quickly verify the color processing would eliminate the risk of manufacturing the product and better utilize the injection mold machine. At the present time, there are instances where the color of a product has not been approved, and that the work was completed with an incorrect color. This results in a large amount of scrap, at a cost to the manufacturing company.

     We believe that the important advantages of the Pocket Spec will be the affordable price and size of the system, which permits each process technician to have a color-comparing instrument. We believe that our proposed pricing will be lower than comparable existing technologies and will have either the same or greater features as other technologies. Most injection mold companies cannot justify the present cost of one colorimeter product from the competition. The cost associated with the multiple measurement system would justify its use within the quality assurance (QA) department. This instrument is used in situations where it is necessary to document the color measurements. Multiple measurements can be performed during a single session that is immediately downloaded into a database.

     In the auto body and paint industry, the use of a color-comparing device would provide assistance in matching existing paint color. Over time, paint will fade to a different shade. The use of our product would provide a means to analytically match the faded shade. Time to formulate the paint mixture would also be reduced. Upon completion of any repair, the shop can use the device to show the customer the closeness of the match.

Silk Screening and Printing

     In the graphics and silkscreen markets, the Pocket-Spec device could be used for proofing color, assist in the formulation of ink color, or silkscreen paint color, prior to starting a process, as well as to verify their work during the course of the printing or silkscreen run. The instrument may be used for exact color matching for brochures, logo or equipment appliques, or pad printing.

     Having this instrument provides immediate analytical data to the process technician. In the silkscreen and printing industry, the customer must verify and approve the color. Having a tool to verify the color processing would eliminate the risk of printing the material, and verify the printed or silkscreen material upon completion.

Our Sales Program

     Our sales strategy is to pursue targeted accounts through a combination of direct sales for OEM customers, on-line sales, and a series of resellers and strategic alliances. Through the resellers and alliances, we believe that we will be able to leverage additional sales, marketing and deployment activity. We plan to use third party commission salespeople, as well as to seek alliances with potential sales organizations in industries in which we plan to market.

     At the present time, we have contracted with CD ROM, Inc., who is an approved supplier of products to the U.S. General Services Administration. CD ROM, Inc. It has undertaken to list on its web site the Pocket Spec for sale within the U.S. General Services Administration network. We have not begun any sales as yet.

     We have also entered into a marketing agreement with an independent contractor, who has become our exclusive representative for marketing our Pocket-Spec to Sherwin-Williams, Inc., the international paint manufacturer and seller. The independent contractor will receive a 10% commission on gross sales. We have not begun any sales as yet.

Other Miscellaneous Markets

     We believe that there are many more markets that require some form of color comparison which have not been explored, such as color copy machines, the home hobbyist, model makers, rapid prototyping companies, and biologists. We will continue to examine new uses for our product. Our primary goal for these products will be to provide a low cost means to measure and compare color.

     (e) RAW MATERIALS

     The use of raw materials is not material factor in our operations and is not expected to be material factor in the future.

     (f) CUSTOMERS AND COMPETITION

     There are a number of established companies in the color comparison business. The largest is Xrite, Inc., which makes a product similar to ours, but much larger and more expensive. We plan to differentiate our products by focusing on low price, hand-held devices which use color charts from ultiple color suppliers. Furthermore, we believe that the market is fragmented, with no one company dominating this business. Nevertheless, we believe that competition will be intense. We cannot guarantee that we will be able to successfully compete.

     (g) BACKLOG

     At January 31, 2002, we had no backlogs.

     (h) EMPLOYEES

     At as of the date hereof, we have nine full-time employees, which include five administrative employees. We also have four part-time employees, which included one executive and three administrative. We also utilize the services of a total of nine independent contractors Six are involved with the engineering and design of our products. Three are involved with the marketing of our products. We also plan to hire, from time to time, additional independent contractors for prototype design and production work and employees as our needs may demand.

     (i) PROPRIETARY RIGHTS

     On October 3, 2001, we entered into an exclusive technology license agreement with Color-Spec Technologies, Inc., which granted us exclusive rights to all of the Color-Spec Technologies' intellectual property and technology rights for a period of ten years, subject to our payment of a royalty of $75 per unit sold by us based upon the rights. Also in October, 2001, we entered into a trademark license agreement with Color-Spec Technologies, Inc. and received an exclusive license to use the trademarks "PocketSpecT" and "PocketSpec Technologies, Inc. T" for a term of ten years. We use these trademarks in our business.

     We  own  one  patent.  It  is  Patent  No.  6,157,454,  entitled  Miniature
Colorimeter. We have applied for an additional patent on this device. We have also applied for two patents regarding the dental application of the Miniature Colorimeter. Finally, we have applied for a patent entitled Color Measurement Device.

     (j) GOVERNMENT REGULATION

     We are not subject to any material governmental regulation or approvals.

     (k) RESEARCH AND DEVELOPMENT

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional capabilities incorporating that technology and maintaining a strategic position with our products. We have invested significant time and resources in creating a structured process for undertaking our product development. This process involves several teams and is designed to provide a framework for defining and addressing activities to bring product concepts and development projects to market successfully. In addition, we have recruited and plan to continue to recruit electronic and software engineers with experience in illumination and detection systems.

     (l) ENVIRONMENTAL COMPLIANCE

     We are not subject to any costs for compliance with any environmental laws.

     (m) SUBSEQUENT EVENT

     In April, 2002, we entered into a letter of intent to acquire Color- Spec Technologies, Inc. in a tax-free, stock-for-stock transaction. We plan to exchange a total of 8,295,542 shares of our common stock in exchange for 100% of the common stock of Color-Spec Technologies, Inc., which will become a wholly-owned subsidiary of us. This transaction is subject to a definitive agreement and the approval of the Color-Spec Technologies, Inc. shareholders.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Our business office is located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with an organization affiliated with our President, F. Jeffrey Krupka. We pay this organization $4,000 per month on a triple net lease, along with real estate taxes, property insurance, maintenance and repairs, telephone expenses, and other normal expenses of the property. We have granted Mr. Krupka the non-exclusive use of the leased property for himself and as an office location for his other business interests. He pays us $500 per month for this use, plus the cost of four telephone lines, including service and applicable service charges.

     We own an exclusive technology license agreement with Color-Spec Technologies, Inc., which granted us exclusive rights to all of the Color-Spec Technologies' intellectual property and technology rights for a period of ten years, subject to our payment of a royalty of $75 per unit sold by us based upon the rights. We also own a trademark license agreement with Color-Spec
Technologies, Inc. and received an exclusive license to use the trademarks "PocketSpecT" and "PocketSpec Technologies, Inc. T" for a term of ten years. We use these trademarks in our business.

     We  own  one  patent.  It  is  Patent  No.  6,157,454,  entitled  Miniature
Colorimeter. We have applied for an additional patent on this device. We have also applied for two patents regarding the dental application of the Miniature Colorimeter. Finally, we have applied for a patent entitled Color Measurement Device.


ITEM 3. LEGAL PROCEEDINGS.

On November 2, 2001 we filed a lawsuit against a public relations firm for non-performance under our agreement with them. On March 18, 2002, we obtained a Default Judgment against Driven Financial Group, Inc., Broadband Financial Group, Inc., and Todd Gilligan in the U.S. District Court for the District of Colorado. The Judgment awarded us damages of $12,000 and the return of 250,000 shares of our common stock. We are in the process of obtaining these shares, which we plan to cancel and return to authorized and unissued shares.

Otherwise, no material legal proceedings of a material nature to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a shareholders meeting on December 4, 2001. At that time, we changed the name of our company to PocketSpec Technologies Inc. and increased our authorized common shares to 50,000,000 shares. We also elected four persons to our board of directors: Messrs. F. Jeffrey Krupka and Roger Hutchison and Ms. Janet Brophy and Cynthia Kettl. We also approved Cordovano and Harvey, P.C., as our auditors for the fiscal year ended January 31,2002. Each of the proposals at the meeting received the vote of greater than a majority of our issued and outstanding shares.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

     Since May, 2001, our securities have been listed for trading in the Over-the-Counter market on the NASD's "Electronic Bulletin Board." We currently trade under the symbol PKSP. The following table sets forth the high and low bid quotation for our common stock for each fiscal quarterly period of 2001.

                              Bid Price
                  -----------------------------------
                                   High              Low
                                   ----              ----
                  2001
                  ----
         Second Quarter            $0.42            $0.05
         Third Quarter             $0.37            $0.05
         Fourth Quarter            $0.40            $0.20

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of January 31, 2002, we had a total of 11,088,718 of our common shares outstanding. The number of holders of record of our common stock at that date was approximately one hundred.

     (c) DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. Also, there is the requirement of a broker- dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

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

Overview

     We concluded our real estate business during January, 2002 when we sold our remaining parcel of real estate located in Elbert County, Colorado. We do not anticipate any further real estate investments. We have sold all of our notes receivable for cash or exchange of debt principal that we maintained in conjunction with the real estate transactions. We believe that the end of our real estate business will enable us to focus on our direction of technology and the development of our new color-measuring technology.

     On December 4, 2001 we changed our name to PocketSpec Technologies Inc. to identify and better describe us. We acquired from Color-Spec Technologies, Inc., which is an affiliate of ours, an exclusive worldwide license for the manufacturing and marketing rights for a hand-held device for measuring and comparing color of objects and light emission. We acquired these rights pursuant to a technology license agreement on October 3, 2001. In addition, the agreement assigned rights to a pending utility patent covering the color technology and application, as well as three additional provisional patents that use the technology in other applications including geology. A major thrust for us will be to develop color-comparing technology. We have the right to use the trademark "PocketSpec.T" we believe that this will allow us to market a family of products under the same "PocketSpec" name.

     Our acquisition of intellectual property from Color-Spec Technologies, Inc. will be a long-term development. We have hired what we believe to be an excellent team to develop the technology. The combination of personnel, capital, and technology should accelerate our development and the opportunities for our shareholders.

     We believe that we are set to expand. Our agreements with Color-Spec Technologies, Inc. are our primary focus along with the variety of other uses for the technology. To that end, we have entered into a letter of intent to acquire all of the securities of Color-Spec Technologies, Inc. in exchange for our common stock.

Market Opportunities

     We believe that our technology can be used in thousands of paint stores in the United States and worldwide. We have made presentations to a major U.S. paint company and a dental facility. We anticipate production of our device to begin in early June, 2002.

     We may make additional technology investments in the future, but no agreements are in place at the present time.

Results of Operations

     We have been generating operating revenues during this fiscal year and plan to continue to do so as we broaden our operational base. We incurred a loss for the year ended January 31, 2002 totaling $1,040,934 compared to net income of $21,500 for the year ended January 31, 2000. Our loss for the year ended January 31, 2002 was due to a deferred gain on the sale of our Arapahoe County property in the amount of $192,336 and an expense in the amount of $601,811 for research and development costs. In addition, we incurred a loss on the final sale of our Elbert County, Colorado property in the amount of $165,428. Our loss per share, on a fully diluted basis, was $.119 per share for the year ended January 31, 2002, compared to income of $.0034 per share for the year ended January 31, 2001.

     We had total revenues of $4,632,776 for the year ended January 31, 2002,which compares to revenues of $7,388 for year ended January 31, Total cost of sales, which consisted of cost of real estate, commissions, and closing costs, was $4,400,940, for the year ended January 31, 2002 compared to $-0- for the year ended January 31, 2001. Total operating expenses, which consisted of general and administrative expenses, were $1,210,390, for the year ended January 31, 2002, compared to $154,897 for the year ended January 31, 2001. We recorded stock-based compensation in the amount of $160,320 during the year ended January 31, 2002. The stock-based compensation represents 614,500 shares of common stock that were issued for services provided to the Company, and 250,000 shares of common stock issued for promotion through public relations organizations and web-site development and maintenance. The 614,500 shares of common stock were valued at the closing price of the stock on the date of issue. Total amounts expensed for the 614,500 shares was $120,320 and $40,000 for the 250,000 promotional shares issued. The major components of general and administrative expenses are research and development, legal, accounting, commissions, wages, rent and other expenses.

     We recorded interest income for the year ended January 31, 2002 in the amount of $38 from cash held by brokerage firms to be used for the acquisition of shares of our common stock as a result of our buy back program. For the year ended January 31, 2001 $3,000 interest income was recorded.

     We recorded interest expense for the year ended January 31, 2002 in the amount of $169,546 as compared to $2,378 for the year ended January 31, 2001. The amount of interest incurred is due to financing of real estate transactions and continuing business operations.

     On January 12, 2002 we sold the remaining parcel of property to an individual, ending our real estate business. The agreement consisted of an $800,000 sale price to be paid by cash of $45,000, a note receivable bearing interest at 12.69% accruing from April 1, 2002 and due in full on or before August 29,2002. In addition, the buyer assumed a note payable for the amount of $670,000. We had a cost basis in the property in the amount of $965,478. A loss on the sale of the property was recorded in the amount of $165,428.

     On January 14, 2002 we acquired rights to intellectual property for a total cost of $596,385. The transaction included cash in the amount of $15,000, 1,100,000 shares of common stock valued at $385,000 or $.35 per share, and partial assignment of a $644,403 note receivable from an affiliate, or $196,385 of principal amount. The transaction was expensed to research and development costs in the accompanying financial statements.

     Between January 12, 2002 and January 31, 2002, we sold part of the above $85,000 note to non-affiliates. Net cash received on the partial assignment of the note totaled $55,845. We discounted the partial assignment and charged $6,205 to operating expenses. The current carrying balance on the promissory note totals $22,950 at January 31, 2002.

     On November 29, 2001 we sold one of the parcels of real estate located in Elbert County, Colorado to a third party. The purchase price of the property was $393,000 and paid by the buyer with five promissory notes. The borrower on each of the notes is PFF, LLC, an affiliate. Our cost basis in the property sold totals $373,752. We recorded a gain on the sale in the amount of $19,248.

     On September 28, 2001 we sold our Arapahoe County, Colorado property to PFF, LLC (an affiliate) for the sale price of $2,800,000 as discussed in note 2 above. We deferred the gain on the sale in the amount of $192,336 until our affiliate sells the property.

     During the third quarter ended October 31, 2001, we sold the Riverside County, California property to Advanced Gas & Oil Corp., which is an affiliate of ours, for $15,000 cash as discussed in note 2 above. Our carrying value in the property was $20,000. We recorded a loss on the sale in the amount of $5,000.

     We were profitable in fiscal year 2001. Our profitability came as a result of our real estate development operations. Since we have essentially discontinued real estate development as our primary business line, we must look to our color comparison technology as a basis upon which to build operations. For the coming fiscal year, we plan to use our limited liability companies to commercialize our technology and develop our operations.

Liquidity and Capital Resources

     Our net cash and cash equivalents increased to $39,895 as of January 31, 2002, compared to $4,451 as of January 31, 2001as a result of our company being fully operational.

     Our net cash received from financing activities was $487,422 for the year ended January 31, 2002, compared to having received $240,539 for the year ended January 31, 2001. Cash from financing activities totaled $239,8478, came as loans from affiliates and third parties for the year ended January 31 2002. All financing activities were repaid in the total amount of $905,411.

     Cash received from financing activities came from an affiliate for the amount of $200,000 that was recorded as additional paid in capital during the third quarter ended October 21, 2001. Other cash received came from the exercise of 173,000 shares of common stock options by a former director in our second quarter. Total cash received from the exercise of the options was $47,575.

     We have an amount receivable of $7,700 from related parties and prepaid expenses of $1,333 at January 31, 2002. The prepaid expenses consist of remaining consulting fees to be expensed during the first quarter of our new fiscal year, 2003.

     During the third quarter ended October 31, 2001, we cancelled stock options representing 150,000 shares of common stock with an option price of $.275 per share. The options were originally granted on July 18, 2001. We credited the original transaction valued at $16,500 to additional paid in capital on our balance sheets.

     While we have been profitable in the past, we are in the process of shifting our business focus. As a result, we may not be profitable over the short term, until we can develop operations in our color comparing technology business. Our accountants have raised an issue about our ability to continue as a going concern.

     During the next twelve months, we plan to use limited liability companies which we have organized as the principal method to finance the commercialization of our technologies. We do not intend to pay dividends in the foreseeable future.


ITEM 7. Financial Statements.

                                      INDEX

                                                                       Page
                                                                       ----

Independent Auditors' Report                                            F-2

Consolidated Balance Sheet, January 31, 2002                            F-3

Consolidated Statements of Operations for the years ended
   January 31, 2002 and 2001                                            F-4

Consolidated Statement of Changes in Shareholders' Equity,
   January 1, 2000 through January 31,2002                              F-6

Consolidated Statements of Cash Flows, for the years ended
   January 1, 2002 and 2001                                             F-8

Notes to Consolidated Financial Statements                              F-10

                          Independent Auditors' Report


The Board of Directors and Shareholders
PocketSpec Technologies Inc.


We have audited the accompanying consolidated balance sheet of PocketSpec Technologies Inc. (the "Company") and subsidiary as of January 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended January 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PocketSpec Technologies Inc. as of January 31, 2002, and the results of their operations and their cash flows for the years ended January 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses raises substantial doubt its ability to ontinue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company entered into material transactions with related parties. Such transactions are not at terms equivalent to arm's-length transactions under generally accepted accounting principles. Accordingly, the operating results presented may not be indicative of the operating results had the Company not entered into these related party transactions.




/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
April 28, 2002



                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                           Consolidated Balance Sheet
                                January 31, 2002


                                    Assets
Current assets:
     Cash and cash equivalents                                              $      39,895
     Note receivable, related party (Note 2)                                      376,796
     Note receivable, other (Note 6)                                               22,950
     Indebtedness from related party (Note 2)                                       7,700
     Interest receivable, related party (Note2)                                       839
     Prepaid expenses                                                               1,333
                                                                            -------------
         Total current assets                                                     449,513

Intangible assets
     Patent application costs                                                      16,227
     License rights acquired from related party  (Note 2)                         140,000
                                                                            -------------
                                                                            $     605,740
                                                                            =============

                 Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                       $       2,670
     Deferred gain on property sale (Note 2)                                      202,005
                                                                            -------------
         Total current liabilities                                                204,675

Commitment       -

Shareholders' equity (Note 4):
Common stock, $0.001 par value, 50,000,000 shares authorized,
         11,088,718 shares issued and 10,976,868 outstanding  $     11,089             --
     Treasury stock, $0.001 par value                                (112)         10,977
                                                               -----------

     Additional paid-in capital                                  1,439,591
     Treasury stock, excess of $0.001 par value,
         111,850 shares acquired                                  (29,069)      1,410,522
                                                               -----------

     Retained loss                                                            (1,020,434)
                                                                            -------------
             Total shareholders' equity                                           401,065
                                                                            -------------
                                                                            $     605,740
                                                                            =============

                 See accompanying notes to financial statements.

                          POCKETSPEC TECHNOLOGIES INC.,
                      f/k/a REAL ESTATE OPPORTUNITIES, INC.

                      Consolidated Statements of Operations


                                                                  Years Ended
                                                                  January 31,
                                                           --------------------------
                                                              2002           2001
                                                           -----------    -----------
Sales:
   Sales of real estate                                    $ 2,478,029    $      --
   Sales of real estate, related parties (Note 2)            2,011,409           --
   Recognition of partial gain
       on exchange of real estate                              142,373           --
   Rental income                                                   965          7,388
                                                           -----------    -----------
                                                             4,632,776          7,388

Cost of sales:
   Cost of real estate                                       4,385,557           --
   Sales commissions paid to related party (Note 2)             14,720           --
   Closing costs                                                   663           --
                                                           -----------    -----------
                                                             4,400,940           --
                                                           -----------    -----------
                                            Gross profit       231,836          7,388


Operating expenses:
       General and administrative expenses:
           General and administrative                          431,234         87,972
           Research and development (Notes 4 and 6)            601,811           --
           Stock-based compensation (Note 4)                   160,320         38,275
           Related parties (Note 2)                             17,025         28,650
                                                           -----------    -----------
                             Total G&A expenses              1,210,390        154,897
                                                           -----------    -----------

                                       Operating (loss)       (978,554)      (147,509)
                                                           -----------    -----------

Other income (expense):
       Other income                                             12,900            592
       Gain on sale of collateral                                   --         50,803
       Interest income                                              38          3,000
       Gain on sale of assets acquired from
           related party (Note 2)                               94,228         51,726
       Interest (expense)                                     (169,546)        (2,378)
                                                           -----------    -----------
           Total other income (expense)                        (62,380)       103,743
                                                           -----------    -----------
           Loss before extraordinary item and
               provision for income taxes                   (1,040,934)       (43,766)

Extraordinary item (Note 2):
   Early extinguishment of related party debt, net of
       $ 14,994 in income taxes                                   --           55,006
                                                           -----------    -----------
        Income before provision for income (loss) taxes     (1,040,934)        11,240

Provision for income taxes - benefit (Note 5)                     --           10,260
                                                           -----------    -----------
                                      Net income (loss)    $(1,040,934)   $    21,500
                                                           ===========    ===========

                 See accompanying notes to financial statements

                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                     Consolidated Statements of Operations


                                                         Years Ended
                                                          January 31,
                                                ------------------------------
                                                    2002               2001
                                                -----------        -----------
Net income (loss) per share:
   Basic:
       Before extraordinary item
           and income taxes                     $    (0.121)       $     *
                                                ===========        ===========
       After extraordinary item
           and income taxes                     $    (0.121)       $     *
                                                ===========        ===========
       Number of shares used for computing
           net income (loss) per share            8,580,278          6,337,371
                                                ===========        ===========
   Diluted:
       Before extraordinary item
           and income taxes                     $    (0.121)       $     *
                                                ===========        ===========
       After extraordinary item
           and income taxes                     $    (0.121)       $     *
                                                ===========        ===========
       Number of shares used for computing
           net income (loss) per share            8,580,278          6,376,615
                                                ===========        ===========

*Less than $.01 per share

                 See accompanying notes to financial statements

                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                Consolidated Statements of Shareholders' Equity


                                             Common      Treasury            Additional     Common
                                              Stock        Stock              Paid In        Stock       Retained
                                             Shares       Shares    Amount     Capital      Options        Loss       Total
                                             ---------   --------   ------    --------      -------      -------     --------

Net loss for the period from
    January 31, 2000                              --      --          --          --           --         (1,000)      (1,000)

Sale of common stock net of
    offering costs of $6,000                 3,491,430    --         3,491     204,073         --           --        207,564
Shares of common stock issued
    in exchange for property                 1,686,665    --         1,687     251,313         --           --        253,000
Excess paid over historical cost
    for rights acquired from
    related parties                               --      --          --      (495,766)        --           --       (495,766)
Shares of common stock issued
    in exchange for services                   254,831    --           255      18,120         --           --         18,375
Issuance of stock options to purchase
    350,000 shares of common stock                --      --          --          --         19,900         --         19,900
Shares of common stock issued
    in exchange for debt                        84,882    --            85      12,647         --           --         12,732
Merger with MGI                              1,127,625    --         1,128       6,888         --           --          8,016
Common stock issued on options
    exercised                                  227,000    --           227      23,198       (3,400)        --         20,025
Net income for the year                           --      --          --          --           --         21,500       21,500
                                             ---------   --------   ------    --------      -------      -------     --------
           Balance January 31, 2001          6,872,433    --         6,873      20,473       16,500       20,500       64,346
May 2001, stock based compensation
    recognized on shares issued for
    services (Note 4)                           50,000    --            50       7,950         --           --          8,000
June 2001, shares of common stock issued
    in exchange for property                   695,000    --           695     277,305         --           --        278,000
Stock based compensation recognized
    on shares issued for services (Note 4)      64,500    --            64      10,256         --           --         10,320
July 2001, shares of common stock issued
    in exchange for property                   714,285    --           714     199,286         --           --        200,000
Exercised stock options, cash (Note 4)         173,000    --           173      47,402         --           --         47,575
Stock based compensation recognized
    on shares issued for services (Note 4)     275,000    --           275      43,725         --           --         44,000
Stock based compensation recognized
         on shares issued for promotional
         services (Note 4)                     250,000    --           250      39,750         --           --         40,000
August 2001, stock options of 150,000
         shares cancelled (Note 4)                --      --           --       16,500      (16,500)        --           --



                 See accompanying notes to financial statements

                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                Consolidated Statements of Shareholders' Equity

                                                Common      Treasury                 Additional    Common
                                                Stock        Stock                    Paid In      Stock    Retained
                                                Shares       Shares       Amount      Capital      Options    Loss       Total
                                               ----------   --------    -----------  -----------    ----  -----------  -----------
September 2001, shares repurchased
         (Note 4)                                 (59,500)      --              (59)     (12,199)    --          --        (12,258)
October 2001, stock based compensation
         recognized on shares issued for
         services (Note 4)                         95,000       --               95       19,705     --          --         19,800
Shares issued in exchange for intellectual
         property, related party (Note 2)         700,000       --              700      139,300     --          --        140,000
Contributed capital (Note 2)                         --         --             --        200,000     --          --        200,000
Shares repurchased (Note 4)                       (54,500)      --              (55)     (16,380)    --          --        (16,435)
November 2001, stock based compensation
         recognized on shares issued for
         services (Note 4)                         70,000       --               70       18,130                              --
                                                                                                                 --         18,200
Shares issued in exchange for note
         receivable, related party (Note 2)       100,000       --              100       29,900     --          --         30,000
Shares repurchased (Note 4)                       (16,500)      --              (16)      (5,351)    --          --         (5,367)
Share repurchased (Note 4)                           --      (17,000)           (17)      (3,720)    --          --         (3,737)
December 2001, shares repurchased
         (Note 4)                                    --      (57,000)           (57)     (15,030)    --          --        (15,087)
January 2002, stock based compensation
         recognized on shares issued for
         services (Note 4)                         60,000       --               60       19,940     --          --         20,000
Shares issued for intellectual
         property (Note 4)                      1,100,000       --            1,100      383,900     --          --        385,000
Shares repurchased (Note 4                           --      (37,850)           (38)     (10,320)    --          --        (10,358)
Net loss for the year                                --         --             --           --       --    (1,040,934)  (1,040,934)
                                               ----------   --------    -----------  -----------    ----  -----------  -----------
January 31, 2002                               11,088,718   (111,850)   $    10,977  $ 1,410,522    $--   $(1,020,434) $   401,065
                                               ==========   ========    ===========  ===========    ====  ===========  ===========


                 See accompanying notes to financial statements


                          POCKETSPEC TECHNOLOGIES INC.
                      f/k/a REAL ESTATE OPPORTUNITIES, INC.

                      Consolidated Statements of Cash Flows


                                                                                         Years Ended
                                                                                          January 31,
                                                                                    2002            2001
                                                                                 -----------     ----------
Operating Activities:
     Net income (loss)                                                           $(1,040,934)   $    21,500
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Common stock issued for services (Note 4)                                  160,320         18,375
          Issuance of stock options                                                     --           19,900
          Non-cash portion of research and development
                   costs (Notes 4 and 6)                                             581,385           --
          Non-cash portion of interest expense                                        34,089           --
          Non-cash discounts on notes receivable sales (Note 6)                       30,137           --
          Non-cash interest expense on note exchange (Note 3)                          7,669           --
          Gain on disposition of participation interest,
                   acquired from related party (Note 2)                              (94,228)          --
          Gain on sale of assets                                                    (227,004)          --
          (Increase) decrease in:
                   Prepaid expenses, interest receivable, and other                   (2,172)       (29,125)
                   Residential development and commercial real estate                   --       (1,520,408)
          Increase (decrease) in:
          Accounts payable, accrued interest,
                            deposits and other                                         2,670         65,334
                   Acquisition and development and commercial
                            property notes                                              --        1,318,064
          Deferred gain on sale of property, related party (Note 2)                    9,669           --
                                                                                 -----------     ----------
                       Net cash provided/used by operating activities               (538,399)      (106,360)
                                                                                 -----------     ----------
Investing Activities:
          Cash paid for rights to future revenues from the sale of
                     common stock, acquired from related party                          --          (26,480)
          Cash paid for rights to future revenues from a certain note
                     receivable, acquired from related party                            --          (14,430)
          Cash paid for rights to future revenues from real estate
                     development, acquired from related party                           --          (92,154)
          Cash paid for acquiring 242,350 shares of our
                   common stock, (Note 4)                                            (63,242)          --
          Cash paid for patents                                                      (16,227)          --
          Proceeds from sale of assets, related party (Note 2)                        62,052           --
          Proceeds from sale of assets, other (Note 6)                                45,000           --
          Proceeds from sale of notes receivable, related party (Note 2)              96,369           --
          Proceeds from sale of note receivable, related party
                   in exchange for debt principal (Note 3)                             5,066           --
          Proceeds from sale of property bond (Note 2)                                13,200           --
          Proceeds from partial assignment of note
                   receivable, other (Note 6)                                         55,845           --
          Cash paid for property additions                                          (255,932)          --
          Cash received on disposition of participation interest,
                  acquired from related party (Note 2)                               144,290           --
                                                                                 -----------     ----------
                                Net cash provided/used by investing activities        86,421       (133,064)
                                                                                 -----------     ----------

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      f/k/a REAL ESTATE OPPORTUNITIES, INC.

                      Consolidated Statements of Cash Flows
                                                                                        Years Ended
                                                                                         January 31,
                                                                                   2002         2001
                                                                                 ---------    ---------
         Financing Activities:
                  Proceeds from short-term borrowings,
                           related parties (Note 2)                                669,400       29,000
                  Proceeds from borrowing, related parties (Note 2)                195,752         --
                  Proceeds from borrowing, other (Notes 3 and 6)                   670,000      106,599
                  Repayment of short-term borrowings,
                           related parties (Note 2)                               (669,400)     (29,000)
                  Repayment of short-term borrowings, other                        (60,000)     (93,649)
                  Indebtedness of related parties  (Note 2)                        (33,237)        --
                  Repayment of indebtedness, related party (Note 2)                 25,537         --
                  Repayment of note receivable, related party (Note 2)              71,223         --
                  Principal payments on notes payable,
                           related parties (Note 2)                               (236,011)        --
                  Principal payments on notes payable, other                      (393,417)        --
                  Contributed capital, related party (Note 2)                      200,000         --
                  Proceeds from exercised stock options (Note 4)                    47,575         --
                  Proceeds from the sale of common stock, net of
                  Offering costs                                                      --        227,589
                                                                                 ---------    ---------
                                     Net cash provided by financing activities     487,422      240,539
                                                                                 ---------    ---------

         Net change in cash                                                         35,444        1,115
         Cash at beginning of period                                                 4,451        3,336
                                                                                 ---------    ---------
                                                        Cash at end of period    $  39,895    $   4,451
                                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                                       $ 134,480    $  57,296
                                                                                 =========    =========
                  Income taxes                                                   $   4,734    $    --
                                                                                 =========    =========

         Non-cash investing and financing activities:
                  Common stock issued for property                               $ 478,000    $ 253,000
                                                                                 =========    =========
                  Common stock issued for notes receivable                       $  30,000    $    --
                                                                                 =========    =========
                  Common stock issued for debt                                   $    --      $  12,732
                                                                                 =========    =========
                  Common stock issued for intellectual property                  $ 140,000    $    --
                                                                                 =========    =========


           See accompanying notes to consolidated financial statements

                          POCKETSPEC TECHNOLOGIES INC.,
                      f/k/a REAL ESTATE OPPORTUNITIES, INC.
                   Notes to Consolidated Financial Statements


Note 1:  Basis of presentation

(a)  Organization and Basis of Presentation

We were incorporated on January 1, 2000 as FJK Millennium Fund V, Inc. and subsequently changed our name to FJK Opportunities, Inc. On April 6, 2000, we merged with an affiliate, Real Estate Opportunities, Inc. (formerly Monument Galleries, Inc.), a Colorado corporation, incorporated on May 15, 1998. We acquired tracts of raw land and develops them into residential lots for sale to homebuilders. In addition, we acquired, for redevelopment, a commercial rental property in Denver, Colorado. During the year ended January 31, 2002, we sold all of our real estate holdings and effective during our third fiscal quarter of 2001, we changed our business plan and became a developer of color-comparing instruments.

On December 4, 2001, our shareholders voted in favor of two amendments to our Articles of Incorporation. The first amendment approved was our name change from Real Estate Opportunities, Inc. to PocketSpec Technologies Inc. The second amendment approved our changing our authorized shares of common stock from 10,000,000 to 50,000,000 shares. Our shareholders also elected four nominees to our board of directors and ratified our selection of auditors for our fiscal year ending January 31, 2002.

Our consolidated financial statements include the accounts of the Company and our wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

We have raised capital and engaged in certain real estate activity since inception. Inherent in our business are various risks and uncertainties, including our limited operating history, historical operating losses, and the success of its recent change in business plans. Our plans include continuing to develop our color-measuring technology and marketing our products. We anticipate production of our products to begin during the second quarter of our new fiscal year. Our future success will be dependent upon our ability to create and provide an effective and competitive color-comparing instrument on a timely and cost-effective basis.

(b)  Use of Estimates

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

(c)  Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were cash equivalents in brokerage accounts totalling $13,797 at January 31, 2002.

                          POCKETSPEC TECHNOLOGIES INC.,
                      f/k/a REAL ESTATE OPPORTUNITIES, INC.
                   Notes to Consolidated Financial Statements


(d)  Revenue and Cost Recognition

Costs that clearly relate to land development projects are capitalized. Lot acquisition, materials, and specific identification methods are used whenever possible. Otherwise, acquisition costs are allocated based on relative fair value before development and direct and indirect costs of developing residential lots and other direct and other indirect costs related to acquisition, development, and their construction of lots and homes are capitalized. Costs are allocated to the project components by allocation to individual lots based on relative sales value. Interest costs are capitalized while development is in progress. Capitalized costs of esidential lots are charged to earnings when the related revenue is recognized.
Costs incurred in connection with developed lots and completed homes and other selling and administrative costs are charged to earnings when incurred.

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

(h)  Impairment of Intangible Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement No. 121). Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such F-11

                          POCKETSPEC TECHNOLOGIES INC.,
                      f/k/a REAL ESTATE OPPORTUNITIES, INC.

                   Notes to Consolidated Financial Statements


assets are impaired, the impairment to be recognized is measured. by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

(j)  Stock based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value- based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25, where applicable, and provide the pro forma disclosure provisions of SFAS No. 123.

(k)  Transfer Pricing of Transactions Among Related Entities

The Company accounts for certain related party transactions in accordance with SEC policies. The SEC staff has stated that assets should be valued at their historical cost in a transfer of assets between companies under common control.

(l)  Earnings per share

Basic earnings per share are generally calculated by dividing net income by the

                          POCKETSPEC TECHNOLOGIES INC.,
                      f/k/a REAL ESTATE OPPORTUNITIES, INC.

                   Notes to Consolidated Financial Statements


weighted average number of shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if all grants, agreements, and contracts to issue shares were exercised or converted. Diluted income per share is the same as basic income per share for the years ended January 31, 2002 and 2001.

Note 2: Related party transactions

Advanced Gas & Oil Corp. (AGO), Asset  Realization,  Inc. (ARI), Cape Aloe Corp.
(CAC), Color-Spec Technologies, Inc. (CST), Platinum Financial Fund, LLC (PFF), Frederick Master Home Owners' Association (FMHOA) and Krupka-Brophy Profit Sharing Plan (KBP) are affiliates of our Company.

(a)  Sale of Arapahoe County, Colorado property.

On September 28, 2001 we entered into an agreement to sell our Arapahoe County, Colorado property to PFF for consideration of $2,800,000 in cash, debt assumption and notes. PFF assumed all of outstanding debt obligations on the property. The $2,800,000 sale price included a $666,000 participation agreement. Under the terms of the participation agreement, we agree to pay First of Dunkirk, LLC approximately 24% of the first $2,750,000 in sales proceeds after deducting selling costs plus 20%. Exceptions contained in the participation agreement included real estate taxes and assessments, interest on the assumed encumbrances, interest, points and costs associated with refinancing, and points and costs associated with construction and development loans.

We accepted a note receivable from our affiliate in the amount of $644,403. Terms of the note include monthly principal and interest payments of $30,000 beginning December 1, 2001 and maturing on December 1, 2002. Payments received through January 31, 2002 total $71,233 in principal and interest of $8,830 for a total amount of $80,063. Accrued interest receivable on the note totalled $839 through January 31, 2002. Accrued interest receivable offset a deferred gain on the sale of the Aurora property (see Note 6).

On September 28, 2001 the carrying value of the property totaled $1,941,664 and encumbrances including accrued interest totaled $1,489,286. We deferred the gain on the sale in the amount of $192,336. The gain will be realized when PFF sells the property. Accrued interest applied to the deferred gain totals $9,669 through January 31, 2002.

Following is a schedule of notes assumed by PFF in the sale of the Arapahoe County, Colorado property:

                                                Lender    Principal    Interest
                                                Assumed    Assumed       Paid
                                             ---------   -----------   ---------
Germain Investment Co                        $   70,000   $    5,913   $   8,401
  note bearing interest at 18%
  due in full on October 4, 2001

Krupka-Brophy Profit Sharing Plan               510,000        1,621        --
  note bearing interest at 14% due
  in full on December 1, 2002

Nancy M. Miller                                  69,719          168        --
  note bearing interest at 10% due
  in full on August 1, 2002

Nancy M. Miller                                 161,331         --          --
  note bearing interest at 6% due
  in full on August 1, 2002

Platinum Financial Fund, LLC                     16,307         --          --
  note bearing interest at 10% due
  in full on December 1, 2002

                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                   Notes to Consolidated Financial Statements


Edward Herber                                    89,816         --          --
  note bearing interest at 6% due
  in full on August 1, 2002

Robert M. Singer                                 98,580         --          --
  note bearing interest at 10% due
  in full on August 1, 2002
First American State Bank note                  465,831         --          --
                                             ---------   -----------   ---------
  bearing interest at Prime plus 1.5%
  due in full on December 11, 2001

         Total                               $1,481,584   $    7,702   $   8,401
                                             ==========   ==========   =========


(b)  Sale of Riverside County, California property.

During the third quarter ended October 31, 2001, we sold the Riverside County, California property to AGO for $15,000 cash. Our carrying value in the property was $20,000. We recorded a loss on the sale in the amount of $5,000.

(c)  Sale of Colfax Avenue property

We sold retail space to an affiliate, Color-Spec Technologies, Inc. for $54,745. Net cash received from the affiliate totaled $47,052 during the first quarter of our fiscal year. We recorded a gain in the amount on the sale totalling $20,441.

(d)  Loans and commissions paid to affiliates

We loaned an affiliate $500 to be repaid without interest during the first quarter of the new fiscal year. In addition, we loaned $2,700 to an affiliate to be repaid during the same period.

We loaned a director $30,037.  The Company received payment of $25,537 during

                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                   Notes to Consolidated Financial Statements


the period ended July 31, 2001. We also paid our CEO, F. Jeffrey Krupka, 25% commissions on all property sales in accordance with an agreement in force at the time. Total commissions paid were $73,283.

(e)  Purchase of intellectual property

On October 3, 2001 we signed two agreements with CST to acquire rights to the POCKETSPEC(TM) trademarks and to license the right to develop the POCKETSPEC(TM) color measuring devices. Terms of the trademark agreement commenced on October 3, 2001 and continue for a period of ten (10) years. The agreement is automatically renewable for additional five (5) year periods. The second agreement provides us with the license required in order to continue the development of the POCKETSPEC(TM) color measuring devices. Terms of the agreement include 700,000 shares common stock valued at $.20 per share, or $140,000 which represents predecessor cost, Color-Spec Technologies, Inc. provided us with $200,000 cash to be used for the budgeted expenses anticipated to develop color measuring technology patents and products. Color-Spec Technologies, Inc. will also receive royalties payable quarterly from the sale of the devices. In addition, we have filed three utility patent applications from the technology used in the devices. The $200,000 was recorded in the equity section of our financial statements as additional paid in capital.

(f)  Office space rented from an affiliate and accounting services

We rented office space from an affiliate and paid an affiliate for accounting services. Total cost for the office space through the period ended January 31, 2002 was $15,750 and total cost for accounting was $900. We also paid an affiliate for homeowner's association fees totaling $375. Total expenses through January 31, 2002 are $17,025.

(g)  Participation interests

During the year ended January 31, 2002, we received from PFF, proceeds totaling $144,290 from the sale of our participation interest in American Tire Corporation common stock (ATC). We recorded a total gain from the sale of the stock by PFF for the aount of $94,228. The balance of the participation interest as of January 31, 2002 is $-0-.

(h)  Loans from and notes payable to affiliates

During the third quarter ended October 31, 2001, we borrowed from and repaid to PFF $166,300. We also borrowed and repaid to CAC $25,000 and a director $10,000. We also borrowed $151,000 from CST during the first two quarters of this fiscal year. During the third quarter ended October 31, 2001, the balance owing to

                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                   Notes to Consolidated Financial Statements


CST in the amount of $151,000 was paid. We borrowed from and repaid to AGO $100,000 during the same period. During the fourth quarter ended January 31, 2002 we borrowed $10,500 from PFF, $1,500 from KBP, and $1,200 from CST for a total amount of $13,100. All amounts were repaid during January, 2002. Total amount borrowed for the twelve months period ended January 31, 2002 was $669,400 and total amount repaid was $669,400.

We borrowed $195,752 from KBP for funding our operations. We consolidated two notes payable and accrued interest to date with the $195,752 into one note payable in the amount of $510,000. Terms of the notes are listed below:

Note payable in the amount of $89,836 bearing interest at 10% due in full on August 1, 2002. Accrued interest through September 30, 2001 totaled $1,723.

Note payable in the amount of $218,499 bearing interest at 10% due in full on August 1, 2002. Accrued interest through September 30, 2001 totaled $4,190.

New note payable in the amount of $510,000 bearing interest at 12% due in full on September 24, 2002. PFF subsequently assumed the note payable when we sold our Arapahoe County, Colorado property.

(i) Below is a table of debt principal and interest paid during the year ended January 31, 2002.

                                        Principal        Interest
         Affiliate                        Paid            Paid
        ----------                      --------         -------

        AGO                             $ 61,211         $ 1,385
         refinanced note bearing
         interest at 14% due in
         full on June 13, 2002

        AGO                               12,000             299
         Note bearing interest
         at 14% due in full on
         December 1, 2002

        AGO                               26,000             648
         Note bearing interest
         at 14% due in full on
         December 1, 2002

        ARI                                5,196              70
         Note bearing interest
         at 12% due in full on
         December 1, 2002

        CAC                                3,514              79
         Note bearing interest
         at 12% due in full on
         December 1, 2002

        CST                               29,076           1,361
         Note bearing interest
         at 14% due in full on
         May 1, 2002

        CST                               46,723           2,108
         Note bearing interest
         at 14% due in full on
         August 30, 2001

        KBP                               12,000             299
         Note bearing interest
         at 14% due in full on
         December 1, 2002

        KBP                               22,000             405
         Note bearing interest
         at 14% due in full on
         December 1, 2002

        PFF                               10,000             131
         Note bearing interest
         at 10% due in full on
         December 1, 2002
                                        --------         -------
                                        $227,720         $ 6,785
                                        ========         =======

During the fourth quarter ended January 31, 2002 we exchanged 100,000 shares of our common stock with a non-affiliate for a $30,000 promissory note receivable from PFF. On November 29, 2001 our Company sold one of the parcels of real estate located in Elbert County, Colorado to a third party. The purchase price of the property was $393,000 and paid by the buyer with five promissory notes receivable from PFF. Our cost basis in the property sold totals $373,752. Please refer to Note 6 below. All of the notes receivable were sold for net cash of $96,369. The notes were discounted in the amount of $12,850 which was charged to operating expense.

(j) During the period ended January 31, 2002 our Company sold its property bond for net cash of $13,200. The face value of the bond in the amount of $17,600 was discounted by $4,400 which was charged to operating expense. Part of the bond was sold to our CEO while the balance was sold to FMHOA.

                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                   Notes to Consolidated Financial Statements


(k) On January 14, 2002 we acquired rights to intellectual property for a total cost of $596,385. The transaction included cash in the amount of $15,000, 1,100,000 shares of common stock valued at $385,000 or $.35 per share, and partial assignment of a $644,403 note receivable from an affiliate, or $196,385 of principal amount. The transaction was expensed to research and development costs in the accompanying financial statements.

Note 3: Notes payable, other

During the fourth quarter ended January 31, 2002 our Company exchanged a note receivable in the amount of $202,000 from PFF for debt principal to a non-affiliate totaling $190,252 and net cash in the amount of $5,066. The note was discounted by $6,682 which was charged to operating expense. This exchange paid off the balance of a note payable owed to an individual.

During the third quarter ended October 31, 2001 we borrowed $670,000 from a non-affiliate in order to pay off outstanding debt principal and interest. Terms of the loan consisted of interest at 9% and required monthly interest payments of approximately $5,100 until maturity on August 29, 2003. Costs associated with the loan totaled $15,541. Net proceeds from the loan were used to partially pay principal debt owed to an individual in the amount of $375,000. The remaining proceeds were used to extinguish other outstanding debt principal and interest. The note was assumed by the buyer of our Elbert County property discussed in
Note 6 below.

We owed a note payable to an individual for $475,000 bearing interest at 15% with quarterly payments of interest only starting September 1, 2001 and maturing July 12, The principal amount was paid down by $375,000 from the proceeds of a new loan for $670,000. On January 12, 2002 we exchanged a note receivable in the amount of $112,000 for the debt principal balance of $100,000 and accrued interest in the amount of $4,331 and interest expense in the amount of $7,669. The balance of the note was paid in full with this exchange.

Note 4:  Shareholders' Equity

For the year ended January 31, 2002 we recorded stock-based compensation in the amount of $160,320. The stock-based compensation represents 614,500 shares of common stock that were issued to employees and consultants for services and 250,000 shares of common stock issued to consultants for public relations organizations and web-site development and maintenance. The was based on the closing price of the stock on the day of issuance.

During the year ended January 31, 2002 we purchased 242,350 shares of our common stock in our stock buy-back program. Total cost of the 242,350 shares was $63,242. The cost of the shares is recorded on our balance sheets as treasury stock. On January 28, 2002 71,000 repurchased shares were cancelled, and on January 8, 2002 we re purchased and cancelled 59,500 shares of our common. Total cost of the shares was $34,061.

During the third quarter October 31, 2001, we cancelled options to purchase 150,000 shares of common stock with an option price of $.275 per share. Those options were originally granted on July 18, 2001. We credited the original transaction valued at $16,500 to additional paid in capital. As more fully discussed in Note 2, we issued 700,000 shares of common stock valued at $140,000, or $.20 per share for the rights to develop color-measuring device products. In addition, we received $200,000 from CST, an affiliate, for continuance of our licensed product research and development costs. The $200,000 was recorded as contributed capital.

During the year ended January 31, 2002 we issued a total of 1,409,285 shares of common stock in exchange for real estate. 695,000 shares were valued at $278,000, or $.40 per share and 714,285 shares of common stock were valued at $200,000 or $.28 per share. The shares were valued based on the quoted market price of our stock on the date of issuance.

                          POCKETSPEC TECHNOLOGIES INC.,
                      f/k/a REAL ESTATE OPPORTUNITIES, INC.

                   Notes to Consolidated Financial Statements


During the second quarter ended July 31, 2002 a former employee exercised stock options for 173,000 shares of common stock. Total cash received from the exercise of the stock options was $47,575.

Note 5:  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The Company incurred net operating loss for the year ended January 31, 2002 resulting in a deferred tax asset, which was fully allowed for, which resulted in the net benefit and expense income tax payable in the amount of $-0- and net operating income for the year ended January 31, 2001 resulting in income tax payable for the amount of $2,527.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended January 31, 2002 and 2001:

                                                                   Jan. 1, 2000
                                                  Year ended         Through
                                                  January 31,       January 31,
                                                     2002              2001
                                                  -----------      ------------
U.S. statutory federal rate                         15.00%           15.00%
State income tax rate, net of federal benefit       4.04%            4.04%
Permanent differences                               -0.99%           0.00%
Net operating loss for which no tax
   benefit is currently available                   0.00%            -19.04%
                                                  -----------      ------------
                                                    18.05%           0.00%
                                                  ===========      ============

Note 6: Other sales of real estate

On January 12, 2002 our Company sold the remaining parcel of Elbert County property to an individual. We sold the parcel for $800,000. We received cash of $45,000, a note receivable bearing interest at 12.69% accruing from April 1, 2002 and due in full on or before August 29,2002. In addition, the buyer assumed a note payable for the amount of $670,000. The Company had a cost basis in the property in the amount of $965,478. A loss on the sale of the property was recorded in the amount of $165,428.

Between January 12, 2002 and January 31, 2002, we sold part of the above $85,000 note to non-affiliates. Net cash received on the partial assignment of the note totaled $55,845. We discounted the partial assignment and charged $6,205 to operating expenses on the promissory note. As of January 31, 2002, the remaining balance on the note totaled $22,950.

During the second quarter ended July 31, 2002 we entered into an agreement to exchange fourteen (14) lots of our Frederick, Colorado development for property located in Elbert County, Colorado and Riverside County, California. The total acquisition price for the property was $1,325,555 of which we allocated $20,000 to the Riverside County,

                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                   Notes to Consolidated Financial Statements


California land. In the transaction, the Frederick development was valued at $612,912. We recorded a partial gain on the exchange in the amount of $85,595. The unrecognized balance of the gain for the amount of $12,310 was recorded as an addition to the cost basis of the Elbert County property. As part of the acquisition price, we used 695,000 shares of common stock valued at $.40 per share for a total of $278,000, and accepted a certificate of foreclosure in the amount of $414, 644. We received promissory notes totaling $250,000 and accepted liabilities for the amount of $35,000.

During our first fiscal quarter ended April 30, 2001, we sold our Colfax Avenue property for the total amount of $510,811. Costs associated with the property were $271,124. Total cash received from the sales was $304,700. We recorded gains on the sale of the property totalling $254,939. Balances of the transactions were financed directly with non-affiliates.

On July 6, 2001 we sold our Firestone, Colorado property in exchange for development property located in Arapahoe County, Colorado. We used 714,285 shares of common stock valued at $200,000, assumed two notes payable totaling $547,000, and assumed two note payable to individuals totaling $662,000. We paid cash in the amount of $125,000 and the buyer of our Firestone property agreed to assume a note payable from us with a principal balance totaling $249,323.

Sale of Elbert County real estate

On November 29, 2001 our Company sold one of two parcels of real estate located in Elbert County, Colorado to a third party for $393,000. The buyer paid us with five promissory notes. The borrower on each of the notes is PFF. Our cost basis in the property sold totals $373,752 on November 29, 2001. The notes and terms are listed below.

We received a note from PFF in the amount of $202,000 that bears interest at 0% until April 1, 2002. On April 1, 2002 the interest rate changes to 14%. Terms of the note include monthly payments in the amount of $4,000 starting January 1, 2002 until the note matures on June 1, 2002. On January 7, 2002 the $202,000 note was exchanged for cash of $5,066, and a note receivable from PFF in the amount of $190,252 and a discount totaling $6,682.

We received a note from PFF in the amount of $112,000 that bears interest at 0% until April 1, 2002. On April 1, 2002 the interest rate changes to 14%. Terms of the note include monthly payments in the amount of $2,000 starting January 1, 2002 until the note matures on June 1, 2002. On January 12, 2002, the $112,000 note receivable was exchanged for debt payable to an individual in the amount of $100,000 and accrued interest in the amount of $12,000.

We received a non-interest bearing note receivable from PFF in the amounts of $35,000, $16,500 and $27,500. These notes mature on June 1, 2002. During the month of January, 2002, , the three notes of $35,000, $16,500 and $27,500 were sold for cash totaling $68,650 and discounted $10,350. The discount in the amount of $10,350 was charged to operating expense in the accompanying financial statements.

(7)  Commitments

We have employment agreements with Mr. Krupka, Ms. Kettl, Ms. Brophy, and Mr. Hutchinson. Mr. Krupka's agreement runs from January 1, 2002 through December 31, 2003. Under this

                         POCKETSPEC TECHNOLOGIES INC.,
                     f/k/a REAL ESTATE OPPORTUNITIES, INC.

                   Notes to Consolidated Financial Statements


agreement, Mr. Krupka is paid $14,335 per month and entitled to a $6,000 cash bonus when the pending sale of our Aurora, Colorado land by PFF is completed.

Our agreement with Ms. Kettl runs from January 1, 2002 through December 31, 2003. Under this agreement, she is paid $5,650 per month. She also received 50,000 share of our common stock as a bonus, which were valued at $.33 per share.

Ms. Brophy's agreement runs from January 1, 2002 through December 31, 2003. Ms. Brophy is paid $5,000 per month, which was increased to $8,630 per month as of April 1, 2002.

Mr. Hutchison became a director in 2001. Mr. Hutchison is paid under a written agreement at the rate of $2,000 per month. This agreement will continue until September 1, 2002. He will be reimbursed for necessary travel, in addition, and in consideration of leads generated in the commercial retail paint industry. Mr. Hutchison shall be paid a salary bonus of $10,000 if one hundred of our color products are sold by April 1, 2003 and on a sliding scale basis of up to $30,000 bonus if 1,000 devices are sold by April 1, 2003. This will be valid, even if Mr. Hutchison does not continue employment beyond September 1, 2002.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Executive Officers, their ages and positions held with us as of January 31, 2002 are as follows:

                                           YEAR BECAME            POSITION
      NAME                 AGE              DIRECTOR              IN COMPANY
-----------------          ---              -----------           -----------

F. Jeffrey Krupka          46               1999                  President,
                                                                  Director &
                                                                  Chairman of
                                                                  The Board

Cynthia Kettl              54               2000                  Treasurer &
                                                                  Director

Janet Brophy               47               2001                  Secretary &
                                                                  Director

Roger Hutchison            50               2001                  Director


Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. F. Jeffrey Krupka and Janet Brophy are husband and wife. Otherwise, there are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

F. Jeffrey Krupka. Mr. Krupka has been our Chief Executive Officer and President since September, 1999. He has also been the Chief Executive Officer of Platinum Financial Fund, LLC, a private investment company, since 1998. From October, 1995 to 1998, he was the owner of Krupka and Associates, LLC., a private investment company. He has been involved in real estate as well as securities investment activities since 1981.

Cynthia Kettl. Ms. Kettl has been our Treasurer since September, 1999. She has been involved with PFF, LLC, a private investment company, since 1998. >From October, 1995 to 1998, she was employed by Krupka and Associates, LLC., a private investment company. Ms. Kettl received a Bachelor's degree in Business Management from Metropolitan State College in 1981, a Bachelor's degree in Accounting from Metropolitan State College in 1998, and an Associates Degree in Business from Community College North Denver in 1977.

Janet Brophy. Ms. Brophy has been our Secretary and one of our Directors since May, 2001. From 1988 to 1998, she was involved in the off site management of apartment buildings in the Denver, Colorado area and other real estate activities. She was a homemaker from 1998 until she joined us in She has been involved in real estate oriented businesses since 1978. Ms. Brophy attended Arizona State University.

Roger S. Hutchison. Mr. Hutchison has been one of our Directors since October, 2001. For the past thirteen years, he has been President and Chief Executive officer of CD-Rom, Inc. and CD-Rom USA, Inc., which are private companies in the business of developing electronic products for the computer industry. He has a PhD in Advanced Materials and Telecommunications from the Colorado School of Mines. He has an MA in Engineering and Economics and a BS in Psychology with minors in Mechanical and Civil Engineering from the University of Maine.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the Summary Compensation Table for the Chief Executive Officer and the other compensated executive officers other than the Chief Executive Officer who was serving as executive officers at the end of the last three completed fiscal years. Except as indicated in the footnotes to this section, no other compensation mot covered in the following table was paid or distributed by the Company to such persons during the period covered. Only our Chairman received in excess of $100,000 in compensation.


                           SUMMARY COMPENSATION TABLE


                               Annual Compensation                                 Long Term Compensation
                           ---------------------------                          ---------------------------
                                                 Awards Payouts
                                            ----------------------------
Name                                                            Other           Restricted                         All
And                                           Salary            Annual            Stock            LTIP           Other
Principal                                  Compensation         Bonus          Compensation       Award(s)       Options/
Position                     Year              ($)                ($)             ($)
----------                 ----------       ----------        ----------        ----------       ----------    ----------
F. Jeffrey                      2001        $ 133,253              --                --               --             --
Krupka                          2000            $-0-
Chairman (1)                    1999            $-0-

Cynthia                         2001         $ 13,982              --                --               --             --
Kettl                           2000           $2,400              --                --               --             --
Treasurer (2)                   1999             $600              --                --               --             --

Janet                           2001          $14,017              --                --               --             --
Brophy                          2000            $-0-               --                --               --             --
Secretary(3)                    1999            $-0-               --                --               --             --

Roger                           2001         $ 14,017              --                --               --             --
Hutchison                       2000            $-0-               --                --               --             --
Director(4)                     1999            $-0-               --                --               --             --


(1) We have an employment agreement with Mr. Krupka which runs from January 1, 2002 through December 31, 2003. Under this agreement, he is paid $14,335 per month. He is also entitled to a $6,000 cash bonus when the pending sale of our Aurora, Colorado land by PFF is completed.

(2) We have an employment agreement with Ms. Kettl which runs From January 1, 2002 through December 31, 2003. Under this agreement she is paid $5,650 per month. She also received 50,000 of our common shares as a bonus, which were valued at $.33 per share.

(3) Ms. Brophy became an officer and director in 2001. We have an employment agreement with her which runs from January 1, 2002 through December 31, 2003. Under this agreement, she is paid $5,000 per month, which is increased to $8,630 per month as of April 1, 2002.

(4) Mr. Hutchison became an officer and director in 2001. Mr. Hutchison is paid under a written agreement at the rate of $2,000 per month. This agreement will continue until September 1, 2002. He will be reimbursed for necessary travel. In addition, and in consideration of leads generated in the commercial - retail paint industry, Mr. Hutchison shall be paid a salary bonus of $10,000 if one hundred of our color products are sold by April 1, 2003, on a sliding scale basis of up to $30,000 bonus if 1,000 devices are sold by April 1, 2003. This will be valid, even if Mr. Hutchison does not continue employment beyond September 1, 2002.

We have no compensation committee, retirement, pension, sharing, stock option, insurance or other similar programs but plan to establish such programs in the future, although there are no definitive plans to do so at this time.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out- of-pocket expenses incurred by them in connection with our business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of January 31, 2001, was known by us to own beneficially more than five percent (5%) of its common stock;

(ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. As of January 31, 2002, there were a total of 11,088,718 shares issued and outstanding.

  NAME AND ADDRESS                  AMOUNT AND NATURE OF             PERCENT
 OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP (1)(2)          CLASS
-----------------------          ---------------------------         -------

F. Jeffrey Krupka(3)(4)                   3,592,733                   32.4%
3225 East 2nd Ave
Denver, Colorado 80206

Cynthia Kettl                                58,925                    0.5%
3225 East 2nd Ave
Denver, Colorado 80206

Arthur W. Zarlengo Rev. Trust               681,927                    5.3%
621 17th Street
Suite 911
Denver, Colorado 80202

Marlene M. Roben Trust                      719,295                    6.5%
3961 S. Narcissus Way
Denver, Colorado 80237

Janet Brophy (4)                            170,745                    1.5%
6195 South Akron Way
Greenwood Village, Colorado 80111

Roger Hutchison                              30,000                    0.4%
7385 Bush Lake Road
Edina, Minnesota 55439

All Officers and Directors as a Group     3,852,403                   34.8%
3225 East 2nd Ave
(four persons)

(1)  All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) Includes shares owned of record by Platinum Financial Fund, LLC. Mr. Krupka and his wife own 100% of the entity which owns 51% of Platinum Financial Fund, LLC. Mr. Krupka is also the Manager of Platinum Financial Fund, LLC. Includes shares owned of record by B7 Brand, LLC, Asset Realization, Inc., and Color-Spec Technologies, which are entities controlled by Mr. Krupka. Includes 9,256 shares owned jointly by Mr. Krupka and Ms. Brophy, but does not include shares owned by the Krupka- Murr Gift and Education Foundation, for which Mr. Krupka disclaims beneficial ownership. Does not include any shares owned by Mr. Krupka's parents or children, for which he disclaims any beneficial ownership.

(4) Janet Brophy is the wife of F. Jeffrey Krupka. Mr. Krupka disclaims beneficial ownership of her shares, except for 9,256 shares, which are jointly owned with her and included in her total. Does not include shares owned by Ms. Brophy's children, for which she disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our business office is located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with an organization affiliated with our President, F. Jeffrey Krupka. We pay this organization $4,000 per month on a triple net lease, along with real estate taxes, property insurance, maintenance and repairs, telephone expenses, and other normal expenses of the property. We have granted Mr. Krupka the non-exclusive use of the leased property for himself and as an office location for his other business interests. He pays us $500 per month for this use, plus the cost of four telephone lines, including service and applicable service charges.

     We have entered into agreements with CD ROM, USA, Inc. and CD ROM, Inc., which are private companies owned by Mr. Roger Hutchison, who has become one of our directors. Under our agreement with CD ROM, Inc., he is an approved supplier of products to the U.S. General Services Administration, it has undertaken to list on its web site the PocketSpec for sale within the U.S. General Services Administration vendor network. We have not begun any sales as yet. We paid CD ROM, Inc. $30,411.64 in the form of 121,647 shares under this sales agreement and will pay them ten percent commission on all sales by them through March, 2004.

     We paid our Treasurer, Ms. Kettl, a total of $900 for accounting services during the fiscal year.

     Advanced Gas & Oil Corp. (AGO),  Asset  Realization,  Inc. (ARI), Cape Aloe
Corp.  (CAC),   Color-Spec   Technologies,   Inc.  (CST),  PFF,  LLC  (PFF)  and
Krupka-Brophy Profit Sharing Plan (KBP) are affiliates of ours.

     On September 28, 2001 we entered into an agreement with PFF, LLC to sell our Arapahoe County, Colorado property for the sale price of $2,800,000. Our affiliate agreed to assume all outstanding debt obligations owing on the property and a participation agreement with the original seller of the property in the amount of $666,000. Terms of the participation agreement state that we agree to pay the original seller approximately 24% of the first $2,750,000 sale after deducting selling costs plus 20%. Exceptions contained in the participation agreement included real estate taxes and assessments, interest on the assumed encumbrances, interest, points and costs associated with refinancing, and points and costs associated with construction and development loans.

     The $2,800,000 sale price was reduced by the $666,000 participation agreement since there is a potential that future sales of the property will not be profitable. We accepted a note receivable from our affiliate in the amount of $644,403. Terms of the agreement include monthly principal and interest payments of $30,000 beginning December 1, 2001 and maturing on December 1, 2002.

     During the third quarter ended October 31, 2001, we sold the Riverside County, California property to Advanced Gas & Oil Corp. for $15,000 cash.

     We sold retail space to an affiliate, Color-Spec Technologies, Inc. for $54,745.

     We loaned an affiliate $500 to be repaid without interest during the first quarter of the new fiscal year. In addition, we loaned $2,700 to an affiliate to be repaid during the same period.

     We loaned a director $30,037. We received payment of $25,537 during the period ended July 31, 2001.

     On October 3, 2001 we signed two agreements with Color-Spec Technologies, Inc. to acquire rights to the POCKETSPEC? trademarks and to license the right to develop the POCKETSPEC? color measuring devices. The second agreement provides us with the license required in order to continue the development of the POCKETSPEC? color measuring devices. We issued 700,000 of our common shares to Color-Spec Technologies as part consideration for the license.

     We received from PFF proceeds totaling $144,290 from the sale of its participation interest in American Tire Corporation stock (ATC).

     During the third quarter ended October 31, 2001, we borrowed $166,300 from PFF and repaid PFF $166,300 of the amount we borrowed. We also borrowed $25,000 from CAC and $10,000 from a director. We repaid the $35,000 and have paid all indebtedness to our affiliates. We also borrowed $151,000 from CST during the first two quarters of this fiscal year. During the third quarter ended October 31, 2001, the balance owing to CST in the amount of $106,334 was paid. We borrowed $100,000 from AGO and repaid the $100,000 during the same period. During the fourth quarter ended January 31, 2002 we borrowed $10,500 from PFF, $1,500 from KBP, and $1,200 from CST for a total amount of $13,100. All amounts were repaid during January, 2002. Total amount borrowed for the twelve months period ended January 31, 2002 was $669,400 and total amount repaid was $669,400.

     We borrowed $195,752 from the Krupka-Brophy Profit Sharing Plan for funding our operations. We consolidated two notes payable and accrued interest to date with the $195,752 into one note payable in the amount of $510,000. One note payable in the amount of $89,836 bears interest at 10% due in full on August 1, 2002. One note payable in the amount of $218,499 bears interest at 10% due in full on August 1, 2002. The new note payable in the amount of $510,000 bears interest at 12% due in full on September 24,PFF subsequently assumed the note payable when we sold our Arapahoe County, Colorado property.

     During the fourth quarter ended January 31, 2002 we exchanged 100,000 shares of our common stock with a non-affiliate for a $30,000 promissory note receivable from PFF. On November 29, 2001 we sold one of the parcels of real estate located in Elbert County, Colorado to a third party. The purchase price of the property was $393,000 and paid by the buyer with five promissory notes receivable from PFF. All of the notes receivable were sold for net cash of $96,369. The notes were discounted in the amount of $12,850.

     During the period ended January 31, 2002, we sold our property bond for net cash of $13,200. The face value of the bond in the amount of $17,600 was discounted by $4,400. Part of the bond was sold to Mr. Krupka, while the balance was sold to The Frederick Master Home Owners Association, an affiliate of ours.


                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of This report:

(1)  FINANCIAL STATEMENTS

(2)  SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.       DESCRIPTION
-----------    ---------------------------------------------------------------

       3A+     Articles of Incorporation for Monument Galleries, Inc.

       3B+     Bylaws for Monument Galleries

       3C+ Articles of Amendment changing the name to Real Estate Opportunities, Inc.

       3D+     Amended Bylaws for Real Estate Opportunities, Inc.

       3E      Amended and Restated Articles of Incorporation.

      10.1+ Warranty Deed dated December 27, 2000 for acquisition of Denver real estate

      10.2+ Deed of Trust dated December 15, 2000 for acquisition of Denver real estate.

      10.3+ Purchase and Sale Agreements for Frederick, Colorado real estate between Real Estate Opportunities, Inc. and
               Krupka-Brophy Profit Sharing Plan.

      10.4+ Combined Purchase Agreement and Settlement Agreement for Firestone, Colorado real estate between Real Estate Opportunities, Inc. and Krupka- Brophy Profit Sharing Plan dated February 3, 2000.

      10.5+ Modification of Promissory Note related to Firestone, Colorado real estate transaction.

      10.6      Technology License Agreement from Color-Spec Technologies,Inc.

      10.7     Trademark License Agreement from Color-Spec Technologies,
               Inc.

      10.8     Employment Agreement with F. Jeffrey Krupka.

      10.9     Employment Agreement with Janet Brophy.

      10.10    Employment Agreement with Cynthia Kettl.

      10.11    Employment Agreement with Roger Hutchison.


+ Previously Filed

(c) REPORTS ON FORM 8-K. We filed one report on Form 8-K during the fourth quarter of the fiscal year ended January 31, 2001. The report was filed on December 8, 2001 to announce the results of our shareholder meeting.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PocketSpec Technologies Inc.


Dated: APRIL 29, 2002                                By: /s/ F. JEFFREY KRUPKA
       --------------                                    -----------------------
                                                         F. Jeffrey Krupka
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


CHIEF FINANCIAL OFFICER


Dated: APRIL 29, 2002                                By: /s/ CYNTHIA KETTL
       --------------                                    -----------------------
                                                         Cynthia Kettl
                                                         Treasurer


Dated: APRIL 29, 2002                                By: /s/ F. JEFFREY KRUPKA
       --------------                                    -----------------------
                                                         F. Jeffrey Krupka
                                                         ccccccc


Dated: APRIL 29, 2002                                By: /s/ JANET BROPHY
       --------------                                    -----------------------
                                                         JANET BROPHY
                                                         Director


Dated: APRIL 29, 2002                                By: /s/ ROGER S. HUTCHISON
       --------------                                    -----------------------
                                                         ROGER S. HUTCHISON
                                                         Director