Form 10QSB
period 2002-04-30
POCKETSPEC TECHNOLOGIES INC
filed 2002-06-14
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 2002                  Commission File Number 0-28759
                  --------------                                         -------


                          PocketSpec Technologies Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Colorado                                 84-1461919
--------------------------------            ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


       3225 E Second Avenue, Denver, Colorado                   80206
      ----------------------------------------                ----------
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

                         X Yes              No
                        ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   19,358,863
               Class Number of shares outstanding at June 11, 2002


                     This document is comprised of 11 pages.

                                   FORM 10-QSB
1ST QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1.  Financial Statements*

Condensed, consolidated balance sheet - April 30, 2002 (Unaudited)           3

Condensed, consolidated statements of operations - Three months ended
       April 30, 2002 and 2001 (Unaudited)                                   4

Condensed, consolidated statements of cash flows - Three months ended
       April 30, 2002 and 2001 (Unaudited)                                   5

Notes to condensed, consolidated financial statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis                                8


PART II - OTHER INFORMATION

Item 1.  Legal Proceeding                                                   11

Item 2.  Changes In Securities                                              11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters To A Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11


Signatures                                                                  11

*The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                                 Balance Sheets
                                                                                 April/30,
                                                                                   2002
                                                                                -----------

 Assets
Current assets:
     Cash and Cash Equivalents                                                  $    86,096
     Indebtedness from related party (Note 2)                                         6,200
     Inventory at cost                                                                  500
     Prepaid expenses                                                                   500
                                                                                -----------
             Total current assets                                                    93,296

Fixed assets:
     Furniture and fixtures, net of accumulated depreciation of $896 (Note 2)        35,600
     Office equipment, net of accumulated depreciation of $908  (Note 2)             27,169
     Molds, net of accumulated depreciation of $336 (Note 2)                          3,706
                                                                                -----------
             Total fixed assets                                                      66,475

Intangible assets:
     Patent costs net of accumulated amortization of $811                            15,416
     License rights acquired from related party                                     140,000
                                                                                -----------
             Total assets                                                       $   315,187
                                                                                ===========

                         Liabilities and Shareholders' Equity
Liabilities:
     Accounts payable                                                           $     3,191
     Accrued liabilities                                                             11,346
     Accrued interest (Note 3)                                                          616
     Indebtedness to related party (Note 2)                                          15,000
     Notes payable (Note 3)                                                          75,000
                                                                                -----------
         Total libilities                                                           105,153

Commitment                                                                             --

Shareholders' equity:
     Common stock, $0.001 par value, 50,000,000 shares authorized,
         11,219,860 shares issued, 11,042,510 shares outstanding                     11,042
     Additional paid-in capital                                                   1,511,441
     Treasury stock, excess of $.001 par value,
         187,350 shares acquired                                                    (65,668)
     Accumulated deficit                                                         (1,246,781)
                                                                                -----------
             Total shareholders' equity                                             210,034
                                                                                -----------
                                                                                $   315,187
                                                                                ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                            Statements of Operations
                                                                               Three Months Ended
                                                                                    April 30,
                                                                          ----------------------------
                                                                              2002            2001
                                                                          ------------    ------------

Revenues
     Sales of real estate                                                 $       --      $    516,066
     Sales of real estate, related party                                          --            54,745
     Rental income                                                                --               965
                                                                          ------------    ------------
                Total revenues                                                    --           571,776

Cost of sales:
     Cost of real estate                                                          --           296,323
     Sales commissions paid to related party                                      --            11,750
                                                                          ------------    ------------
                Total cost of real estate                                         --           308,073

                Gross margin                                                      --           263,703

Operating expenses:
     General and administrative expenses                                       310,394          96,328
     General and administrative-stock based compensation (Notes 2 & 4)         101,350            --
     General and administrative expenses-related parties (Note 2)                4,000           2,400
     Depreciation                                                                2,140            --
     Amortization                                                                  811            --
                                                                          ------------    ------------
                Total general and administrative expenses                      418,695          98,728

                Operating income (loss)                                       (418,695)        164,975

Other income (expense):
     Other income                                                                 --             5,900
     Interest income (expense)                                                      12         (12,976)
     Gain on sale of assets acquired from related party (Note 2)                  --            58,606
     Deferred gain realized on sale of assets to related party (Note 2)        192,336            --
                                                                          ------------    ------------
                Total other income (expense)                                   192,348          51,530

                Income (loss) before provision for income taxes               (226,347)        216,505

Provision for income taxes - benefit                                      $       --      $     77,711
                                                                          ============    ============
                Net income (loss)                                         $   (226,347)   $    138,794
                                                                          ============    ============

Net income (loss) per share:
     Basic                                                                $     (0.021)   $      0.022
                                                                          ============    ============
     Number of shares used for computing net income (loss) per share        10,851,843       6,337,371
                                                                          ============    ============

     Diluted                                                              $     (0.021)   $      0.022
                                                                          ============    ============
     Number of shares used for computing net income (loss) per share        10,851,843       6,376,615
                                                                          ============    ============



                 See accompanying notes to financial statements


                          POCKETSPEC TECHNOLOGIES INC.
                            Statements of Cash Flows

                                                                     Three Months Ended
                                                                          April 30,
                                                                    ----------------------
                                                                      2002         2001
                                                                    ---------    ---------

Cash flows from operating activities:
     Net cash used by operating activities                          $(266,314)   $ (28,843)
                                                                    ---------    ---------

Cash flows from investing activities:
     Cash paid for property, related party (Note 2)                   (68,615)        --
     Cash paid for inventory (Note 3)                                    (500)        --
     Sale of loans, related party (Note 2)                            182,500
     Sale of loans, other (Note 3)                                    218,609         --
     Cash paid to reacquire stock                                     (66,033)        --
                                                                    ---------    ---------
                 Net cash received (used) by investing activities     265,961         --
                                                                    ---------    ---------

Cash flows from financing activities:
     Indebted to related parties (Note 2)                              17,770      373,000
     Repayment of indebtedness from related party (Note 2)              2,500       21,037
     Repayment of indebtedness to related parties (Note 2)             (2,770)    (204,000)
     Indebtedness of related party (Note 2)                            (1,000)     (21,537)
     Repayment of notes receivable, related party (Note 2)             30,054         --
     Repayment of short-term borrowings, other                           --        (60,000)
                                                                    ---------    ---------
                 Net cash provided by financing activities             46,554      108,500
                                                                    ---------    ---------

Net change in cash                                                     46,201       79,657
Cash at beginning of period                                            39,895        4,451
                                                                    ---------    ---------
                 Cash at end of period                              $  86,096    $  84,108
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
         Interest                                                   $    --      $  35,779
                                                                    =========    =========
         Income taxes                                               $    --      $   4,734
                                                                    =========    =========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Note 1: Basis of presentation

          (a) The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated January 31, 2002 and should be read in conjunction with the notes thereto.

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

          (b)  Property, equipment and depreciation

               Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do no extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $2,140 (unaudited), and -0- (unaudited), for the three months period ended April 30, 2002 and 2001, respectively.

     Note 2: Related party transactions

          (a) Asset Realization, Inc. (ARI), B7 Brand, LLC (B7B), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies, Inc. (CST), Krupka & Associates, LLC (K&ALLC), F. Jeffrey Krupka (FJK), Krupka-Brophy Profit Sharing Plan (KBP), and Platinum Financial Fund, LLC
               (PFF), are affiliates of our Company. For the three months period ended April 30, 2002, we borrowed $15,000 from B7B and $2,770 from PFF for short term operating capital. We also loaned CST $1,000 for operating capital. We repaid $2,770 to PFF and will repay B7B during our second fiscal quarter. We received $2,500 from FJK as part repayment of a $4,500 loan from a prior period. Cash borrowed from affiliates totaled $17,770 and total amounts repaid total $2,770. Other amounts received subsequent to April 30, 2002 total $500 from K&ALLC, $2,700 from ARI, and $1,000 from CST.

          (b)  Acquisition of property

               On March 22, 2002 we acquired assets from PFF for a total cost of $53,165. The assets were purchased at predecessor cost, or net book value per our affiliate's cost basis less accumulated depreciation. FJK, our CEO, acquired additional assets totaling $15,450 for PocketSpec Technologies Inc. through use of his personal line of credit. We have reimbursed FJK a total amount of $10,950 for depreciable asset purchases.

          (c) During the period ended April 30, 2002 the Company reimbursed FJK travel and other expenses totaling $18,444. The amounts have been recorded in the accompanying financial statements.

          (d) During February, the Company received $20,000 from CST to cover the cost of additional legal fees paid for the continued costs of patents. The Company paid legal fees in the amount of $20,000 and expensed the cost in the accompanying financial statements.

          (e) On March 5, 2002 the Company entered into a new office lease agreement with CCC. The agreement requires $4,000 per month rental of office space commencing April 1, 2002 and continuing through

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


               April 1, 2007. The agreement also requires payment of the yearly property tax.

          (f) During the period ended April 30, 2002 the Company recognized a gain on the sale of real property in the amount of $192,336. The gain had been deferred from a prior period due to the sale of the property to PFF, an affiliate. The original agreement with PFF was for consideration of $2,800,000 in cash, debt assumption and notes. PFF assumed all outstanding debt obligations on the property. We accepted a note receivable from PFF in the amount of $644,403. Terms of the note included monthly principal and interest payments of $30,000 beginning December 1, 2001 and maturing on December 1, 2002. The carrying value of the property totaled $1,941,664 and encumbrances totaled $1,489,2876.

               We deferred the gain on the sale in the amount of $192,336 until PFF sold the property or we received payment in full on the $644,403 promissory note either by selling the note or applying payments from PFF to the note. During the three months ended April 30, 2002, we received payments from PFF totaling $30,054. The balance of the note was sold to an affiliate and other non-affiliates. KBP paid $192,250 less discounts totaling $9,750, or net cash in the amount of $182,500.

          (g) On March 26, 2002 the Company issued 5,000 shares of its common stock to an employee for services. The stock was valued at $.37 per share for a total amount of $1,850. The cost was expensed to stock based compensation in the accompanying financial statements.

          (h) During the period ended April 30, 2002 the Company formed three wholly owned limited liability companies. The Company advanced a total amount of $7,500, or $2,500 to each company in order to provide financing by the Company. The names of the companies are PocketSpec Cosmetics, LLC, PocketSpec Dental, LLC, and PocketSpec Dermatology, LLC. The purpose of the formation of the three limited liability companies is to grant certain rights to each LLC to enable the Company and the LLC's to combine their respective efforts and cooperate in the joint development of specific color-measuring devices and ranges of visible light, ultra-violet, and infra-red frequencies, and for development of biomedical analytical devices.

               Terms of the joint development and marketing agreement include a one-time non-refundable license fee in the amount of $50,000, in the form of three (3) promissory notes in the amounts of $10,000, $15,000 and $25,000, each bearing interest at six percent per annum, and each due and payable December 31, 2002 for each LLC. The Company sold the promissory notes from each of the LLC's with the exception of the three $25,000 notes.

     Note 3: Transactions with non-affiliates.

          (a) During the period ended April 30, 2002 the Company sold the balance of the PFF note to non-affiliates for net cash totaling $134,204. The balance of the note was discounted in the amount of $11,456. On February 13, 2002 the Company sold the remaining balance of a promissory note receivable for net cash totaling $20,655. The total sale amount was $22,950 discounted by $2,295. The Company also sold six of the nine promissory notes receivable from the three LLC's discussed above. A non-affiliate bought the three $10,000 notes and the three $15,000 notes. Cash paid for the notes totaled $63,750 net. The notes were discounted in the amount of $11,250. Accrued interest on the notes payable totals $616.

          (b) During the period ended April 30, 2002 the Company began acquiring inventory for the manufacture of its color-measuring device. Total amount paid for inventory through April 30, 2002 was $500.

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          (c) During the period ended April 30, 2002 the Company entered into a lease agreement with a non-affiliate for storage space. The lease agreement requires monthly payments of $500 per month on a year-to-year basis. The first lease payment was paid April 26, 2002 for May 1, 2002.


     Note 4: Shareholders' Equity

               We recorded stock based compensation in the amount of $101,350 during the three months period ended April 30, 2002. The stock-based compensation represents 275,000 shares of common stock that were issued by the Company for services. As discussed in Note 2 above, 5,000 shares of common stock valued at $.37 per share, or $1,850. 10,000 shares of common stock valued at $.37 per share for a total cost of $3,700 were issued to an individual for web site development while 10,000 shares valued at $.33 per share for a total cost of $3,300 for consulting services. The Company also issued 250,000 shares of its common stock valued at $.37 per share for a total cost of $92,500 for product development. The transactions are recorded as stock based compensation in the accompanying financial statements.

               For the  period  ended  April  30,  2002 the  Company  reacquired
               187,350 shares of its common stock for cash for a total cost of $66,034. The Company recorded the transactions as treasury stock in the accompanying financial statements. The Company also cancelled 133,858 shares of it common stock and returned the cancelled shares to authorized and unissued.

     Note 5: Income taxes

               The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The Company incurred a net operating loss during the three months ended April 30, 2002 and net operating income for the three months ended April 30, 2001, resulting in a deferred tax asset which was fully allowed for, and $77,711 tax payable, respectively, which resulted in the net benefit and expense result in $0 and $77,711 income taxes payable, respectively.


                          POCKETSPEC TECHNOLOGIES INC.,

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

Results of Operations

Our main focus is now in the color-measuring business. During this past fiscal quarter, we did not generate any revenues but have been completely engaged in the development of our products. We anticipate beginning to generate revenues in the third fiscal quarter, as we begin sales of our first products. At the present time, we plan to produce the first one thousand units each of the Color QA and ColorCheck products in June 2002. We have had strong preliminary interest in the products, although no significant orders have been made. As of May 2002, we developed the capability of on-line purchasing and credit card transactions, including American Express cards. Our web site is www.pocketspec.com.

We had acquired an exclusive worldwide license for the manufacturing and marketing rights for a hand-held device for measuring and comparing color of objects and light emission. We acquired these rights pursuant to a technology license agreement from Color-Spec Technologies, Inc. on October 3, 2001. In addition, the agreement assigned rights to a pending utility patent covering the color technology and application. As of May 31 2002, we acquired 100% of the issued and outstanding common shares of Color-Spec Technologies, Inc. in a stock-for-stock acquisition. The transaction was approved on May 31, 2002 by shareholders of Color-Spec Technologies, Inc. Under the terms of the acquisition, each shareholder of Color-Spec Technologies, Inc. will receive one common share of our stock for each common share of stock owned by the Color-Spec Technologies, Inc. shareholder. We issued 8,316,353 shares of our common stock for the acquisition. Color-Spec Technologies, Inc. became a wholly owned subsidiary of ours. As a result, we own, through this subsidiary, all of the assets of Color-Spec Technologies, Inc., including their intellectual property and their right to receive royalty payments from us of $75 per unit sold.

We will continue to pursue acquisitions of intellectual properties, with a specific focus in electronic applications relating to color-measuring devices and other monitoring type devices. We will continue looking for intellectual properties, which may be acquired directly from inventors with a view toward commercializing the technology.

We had total revenues of $-0- for the three months ended April 30, 2002, which compares to revenues of $571,776 for the three months ended April 30, 2001. Total operating expenses, which consisted of general and administrative expenses, were $418,695 for the three months ended April 30, 2002, compared to $98,728 for the three months ended April 30, 2001. The major components of general and administrative expenses are research and development, wages, legal, accounting, rent and other expenses for the three months ended April 30, 2002, consulting, wages, and related expenses and other expenses for the three months ended April 30, 2001.

Our net loss for the three months ended April 30, 2002 was $226,347, compared to net income of $138,794 for the three months ended April 30 2001. We had a loss per share, on a fully diluted basis, of $.021 for the three months ended April 30, 2002, compared to income of $.022 per share for the three months ended April 30, 2001.

We were not profitable in the fiscal quarter because we were directing our efforts toward the development of our products. The main reason for our profit last year was the sale of some of our existing real estate properties. We anticipate developing revenues from our products during the third fiscal quarter but cannot predict when, if at all, we will be profitable in our new business.

Liquidity and Capital Resources

Our net cash increased to $86,096 as of April 30, 2002, compared to $84,108 as of April 30, 2001.

Net cash received from investing activities totaled $265,961 as a result of the sale of notes receivable for the period ended April 30, 2002. Net cash from investing activities fro the period ended April 30, 2001 was $-0-. Our net cash received from financing activities was $46,554 for the three months ended April 30, 2002, compared to having received $108,500 for the three months ended April 30, 2001. Cash from financing activities for the three months ended April 30, 2002 came from short-term loans from related parties in the amount of $17,770 and from payments received on a note receivable in the amount of $30,054 from a related party. Cash from financing activities for the three months ended April 30, 2001 came from loans from related parties for the period ended April 30, 2001 totaling $394,037.

We do not have any accounts receivable for the three months ended April 30, 2002. We have a prepaid expense of $500 for the current period.

Our first products, the Color QA and Color Check, are ready to be marketed. We have chosen to finance our first units through an Assignment of Proceeds Agreement with private investors, who purchase specific units at a discount and receive the difference between the investment price and sale price as their profit on the transaction. In this way, we believe that we can build a sufficient inventory base to complement our marketing program.

We still plan to develop our technology through non-exclusive license agreements with limited liability companies that we have formed for the purposes of developing certain aspects of the color comparison technology. We have formed three limited liability companies, which will focus in specific areas:
PocketSpec Cosmetic, LLC; PocketSpec Dental, LLC; and PocketSpec Dermatology, LLC. Each limited liability company will fund the final technological development and marketing of their product or products, as the case may be. At the present time, each of these limited liability companies is in the development stage and has not commenced operations.

We may also examine other forms of financing for our operations. In any case, we will need additional financing to achieve our business plan.

Subsequent Events

As of May 31 2002, we acquired 100% of the issued and outstanding common shares of Color-Spec Technologies, Inc. in a stock-for-stock acquisition. The transaction was approved on May 31, 2002 by shareholders of Color-Spec Technologies, Inc. Under the terms of the acquisition, each shareholder of Color-Spec Technologies, Inc. will receive one common share of our stock for each common share of stock owned by the Color-Spec Technologies, Inc. shareholder. We issued 8,316,353 shares of our common stock for the acquisition. Color-Spec Technologies, Inc. became a wholly owned subsidiary of ours.

PART II. - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K. During the fiscal quarter, we filed no reports under cover of Form 8-K.



POCKETSPEC TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                Date: 6/13/02
PocketSpec Technologies Inc.

/s/ F. Jeffrey Krupka
------------------------
By: F. Jeffrey Krupka
Chief Executive Officer