Form 10QSB
period 2002-07-31
POCKETSPEC TECHNOLOGIES INC
filed 2002-09-16
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 2002                   Commission File Number 0-28759
                  -------------                                          -------



                          PocketSpec Technologies Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Colorado                                     84-1461919
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 3225 E Second Avenue, Denver, Colorado                                 80206
----------------------------------------                              ----------
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

                                   18,601,363
            --------------------------------------------------------
            Class Number of shares outstanding at September 13, 2002



                     This document is comprised of 13 pages.

                                   FORM 10-QSB
2ND QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----

Item 1.  Financial Statements*

Condensed, consolidated balance sheet - July 31, 2002 (Unaudited)           3

Condensed, consolidated statements of operations - Three and six
       months ended through July 31, 2002 and 2001 (Unaudited)              4

Condensed, consolidated statements of cash flows - Six months ended
       through July 31, 2002 and 2001 (Unaudited)                           5

Notes to condensed, consolidated financial statements (Unaudited)           6

Item 2.  Management's Discussion and Analysis                               9




PART II - OTHER INFORMATION

Item 1.  Legal Proceeding                                                  11

Item 2.  Changes In Securities                                             11

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters To A Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 11

Certifications                                                             12


*The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                          July 31,
                                                                            2002
                                                                         -----------
  Assets
Current assets:
     Cash and Cash Equivalents                                           $    12,327
     Trade receivables                                                           723
     Note receivable, related party (Note 3)                                  95,857
     Indebtedness from related party (Note 3)                                  2,000
     Inventory at cost (Note 4)                                              205,475
     Prepaid expenses                                                          3,864
                                                                         -----------
           Total current assets                                              320,246

Fixed assets:
     Furniture and fixtures, net of accumulated depreciation of $3,606        39,407
     Office equipment, net of accumulated depreciation of $3,682              28,992
     Molds, net of accumulated depreciation of $12,226                       102,040
                                                                         -----------
           Total fixed assets                                                170,439

Intangible assets:
     Patent costs net of accumulated amortization of $16,015                 101,277
     Trademark costs net of accumulated amortization of $1,340                17,819
     License rights net of accumulated amortization of $3,889                  6,111
     License rights acquired from related party, net of accumulated
        amortization of $24,256 (Note 2)                                   1,431,106
                                                                         -----------
           Total assets                                                  $ 2,046,998
                                                                         ===========

                   Liabilities and Shareholders' Equity
Liabilities:
     Accounts payable                                                    $   129,460
     Accrued liabilities                                                      26,278
     Accrued interest (Note 4)                                                 3,813
     Revenue funding (Note 4)                                                 52,500
     Revenue funding, related party (Note 3)                                 332,562
     Deferred warranty revenue (Note 4)                                        3,247
     Notes payable (Note 4)                                                  285,000
                                                                         -----------
        Total libilities                                                     832,860

Commitment                                                                      --

Shareholders' equity:
     Common stock, $0.001 par value, 50,000,000 shares authorized,
        18,644,363 shares issued, 18,601,363 shares outstanding               18,601
     Additional paid-in capital                                            5,316,664
     Treasury stock, excess of $.001 par value,
        43,000 shares at cost                                                (15,349)
     Accumulated deficit                                                  (4,105,778)
                                                                         -----------
           Total shareholders' equity                                      1,214,138
                                                                         -----------
                                                                         $ 2,046,998
                                                                         ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Three Months Ended               Six Months Ended
                                                                                  July 31,                       July 31,
                                                                       ----------------------------    ----------------------------
                                                                          2002            2001            2002             2001
                                                                       ------------    ------------    ------------    ------------

Revenues                                                               $       --      $       --      $       --      $       --

Cost of sales:
    Cost of merchandise sold                                                  2,335            --             2,335            --
                                                                       ------------    ------------    ------------    ------------
             Total cost of merchandise sold                                   2,335            --             2,335            --

             Gross margin                                                    (2,335)           --            (2,335)           --

Operating expenses:
    General and administrative expenses                                     321,693          44,304         632,087          75,175
    General and administrative-stock based compensation (Note 5)             45,000       1,472,556         146,350       1,472,556
    General and administrative expenses-related parties (Note 3)             10,500          34,300          14,500          39,550
    Research and development costs                                          132,418          56,492         132,418          70,324
    Depreciation                                                             16,216             670          18,356             670
    Amortization                                                             31,296           1,005          32,107           1,005
                                                                       ------------    ------------    ------------    ------------
             Total general and administrative expenses                      557,123       1,609,327         975,818       1,659,280

             Operating (loss)                                              (559,458)     (1,609,327)       (978,153)     (1,659,280)

Other income (expense):
    Other income                                                               --              --              --            10,000
    Interest income (expense)                                                 4,923             218           4,935          (1,176)
    Gain on sale of assets acquired from related party (Note 3)             110,617          32,575         110,617          37,720
    Deferred gain realized on sale of assets to related party (Note 3)         --              --              --              --
                                                                       ------------    ------------    ------------    ------------
             Total other income (expense)                                   115,540          32,793         115,552          46,544

             (Loss) from continuing operations before income taxes         (443,918)     (1,576,534)       (862,601)     (1,612,736)

Provision for income taxes - benefit                                           --              --           (65,394)           --

             (Loss) from continuing operations                             (443,918)     (1,576,534)       (797,207)     (1,612,736)

Discontinued operations:
    Income (loss) of Real Estate Opportunities, Inc. (including gain
       on disposal of $-0-, $177,995, $192,336, and $236,501)                  --           (31,376)        192,336         185,129
    Income tax expense (benefit)                                               --           (13,690)         65,394          64,021
                                                                       ------------    ------------    ------------    ------------
    Income (loss) on discontinued operations                                   --           (17,686)        126,942         121,108

             Net (loss)                                                  $(443,918)    $(1,594,220)      $(670,265)    $(1,491,628)
                                                                       ============    ============    ============    ============

Net income (loss) per share:
    Continuing operations                                              $     (0.024)   $     (0.096)   $     (0.054)   $     (0.122)
                                                                       ============    ============    ============    ============
    Discontinued operations                                            $       --      $     (0.001)   $      0.009    $      0.009
                                                                       ============    ============    ============    ============
    Net income (loss)                                                  $     (0.024)   $     (0.097)   $     (0.045)   $     (0.113)
                                                                       ============    ============    ============    ============
    Basic and dilluted shares used for computation                       18,630,696      16,497,242      14,829,603      13,247,334
                                                                       ============    ============    ============    ============

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                      July 31,
                                                                            --------------------------
                                                                               2002           2001
                                                                            -----------    -----------

Cash flows from operating activities:
     Net cash used by operating activities                                  $  (784,645)   $  (119,774)
                                                                            -----------    -----------

Cash flows from investing activities:
     Cash received on disposition of participation interest acquired from
        related party                                                              --          144,290
     Cash paid for property additions, related party (Note 2)                   (69,065)      (199,175)
     Cash paid for property additions, other                                   (113,938)          --
     Cash paid for patent                                                       (18,100)          --
     Cash paid to acquire stock                                                 (86,206)          --
     Cash received on accounts receivable, trade                                  2,210           --
     Sale of loans to individual                                                403,510           --
     Purchase of interest in note receivable, related party (Note 2)            (13,770)          --
     Repayment of notes receivable, related parties (Note 2)                     70,812           --
     Short term loans made to related parties (Note 2)                          (43,597)       (30,537)
     Repayment of short term loans, related parties (Note 2)                     13,900         25,537
     Proceeds from sale of note receivable, related party (Note 2)               99,853           --
     Proceeds from sale of note receivable, other (Note 2)                       60,000           --
     Proceeds from sale of stock, related party (Note 2)                          9,233           --
                                                                            -----------    -----------
               Net cash received (used) by investing activities                 314,842        (59,885)
                                                                            -----------    -----------

Cash flows from financing activities:
     Principal payments paid on notes (Note 3)                                   (6,984)          --
     Principal payments paid on notes, related party                               --           (8,291)
     Repayment of short term loans, related parties (Note 2)                    (44,554)      (305,666)
     Short-term borrowings from related parties (Note 2)                         33,054        510,300
     Repayment of short-term borrowings, other                                     --          (60,000)
     Proceeds from borrowing, other (Note 3)                                     50,000           --
     Proceeds from revenue funding, related parties (Note 2)                    332,562           --
     Proceeds from revenue funding, other (Note 3)                               52,500           --
     Proceeds from the exchange of debt and 277,500 shares
        of common stock (Note 2)                                                 15,000           --
     Proceeds from issuance of common stock (Note 2)                              7,500           --
     Proceeds from exercised stock options                                         --           47,575
                                                                            -----------    -----------
               Net cash provided by financing activities                        439,078        183,918
                                                                            -----------    -----------

Net change in cash                                                              (30,725)         4,259
Cash and cash equibalents at beginning of period                                 43,052          4,451
                                                                            -----------    -----------
               Cash and cash equivalents at end of period                   $    12,327    $     8,710
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest                                                            $    10,421    $    71,159
                                                                            ===========    ===========
        Income taxes                                                        $      --      $     4,734
                                                                            ===========    ===========

     Non-cash investing and financing activities:

        Common stock issued to acquire intangibles                          $ 2,567,911    $      --
                                                                            ===========    ===========
        Common stock issued to repay debt principal other                   $    41,485    $      --
                                                                            ===========    ===========

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

          (b)  Property, equipment and depreciation

               Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do no extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $16,216 and $18,356 (unaudited), and $670 and $670 (unaudited), for the three and six months period ended July 31, 2002 and 2001, respectively.

               Interim financial data presented herein are unaudited.

Note 2: Acquisition of Color-Spec Technologies, Inc.

          (a) On May 31, 2002 we acquired 100% of the issued and outstanding common shares of Color-Spec Technologies, Inc. in a stock-for-stock acquisition. The transaction was approved on May 31, 2002 by shareholders of Color-Spec Technologies, Inc. Under the terms of the acquisition, each shareholder of Color-Spec Technologies, Inc. received one common share of our stock for each common share of stock owned by the Color-Spec Technologies, Inc. shareholder. As a result, we own all of the assets of Color-Spec Technologies, Inc., including their intellectual property. We issued a total of 8,316,353 restricted shares of our common stock in connection with this transaction. As PockeSpec Technologies Inc. and Color-Spec Technologies, Inc. were under common control, the acquisition was recorded at historical cost and the historical results of operations have been combined for all periods presented.

Note 3: Related party transactions

               Asset Realization, Inc. (ARI), B7 Brand, LLC (B7B), Cape Aloe Corp., (CAC), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies, Inc., (CST), Krupka & Associates, LLC (K&ALLC), F. Jeffrey Krupka (FJK), Krupka-Brophy Profit Sharing Plan (KBP), and Platinum Financial Fund, LLC (PFF), Wraith Moon House, LLC
               (WMH) are affiliates of our Company. Transactions discussed below relating to CST occurred prior to the May 31, 2002 acquisition by PocketSpec Technologies Inc.

          (a) During the six months period ended July 31, 2002, we acquired a note receivable payable by PFF in the amount of $160,857 from a non-affiliate. We sold a portion of the note receivable for $65,000 and discounted the note sale by $5,000. Net cash received totaled $60,000. Subsequent to the end of this fiscal quarter an additional $67,000 of the receivable has been sold for cash in the amount of $59,000.

          (b) For the six months period ended July 31, 2002, prior to our acquisition of CST, PFF borrowed $40,000 from CST, and PST borrowed $1,100 from CST. CST borrowed $2,000 from PST and FJK borrowed $497 from PST. PFF repaid CST $40,758 and repaid PST $30,054 during the first fiscal quarter ended April 30, 3003. Cash received for the loan repayments totaled $70,812.

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               PST repaid $1,100 and FJK repaid $5,100 to CST. K&A repaid PST $500, CST repaid $2,000, FJK repaid $2,500 and ARI repaid $2,700 to PST, totaling $13,900. CST repaid short-term loans in the amounts of $3,284, $20,000, $2,000, and $1,500 to B7B, PFF, PST,
               and ARI, respectively. PST repaid short-term loans in the amount of $2,770 and $15,000 to PFF and B7B, respectively. Total cash paid on short-term loans between affiliates was $44,554.

               CST borrowed $10,000 from PFF, $3,284 from B7B, and $2,000 from PST. CST borrowed $2,770 from PFF and $15,000 from B7B. Short-term loans between affiliates totaled $33,054. A remaining receivable balance from a related party totals $2,000, which we anticipate will be paid during the next fiscal quarter. CST purchased an interest in a note receivable for $13,770 during the first fiscal quarter. CST sold the note for cash in the same amount.

               CST sold 277,500 shares of common stock to B7B in exchange for $15,000 cash and debt assumption in the amount of $26,485. The stock was valued at $41,485. CST also sold 50,000 shares of its common stock to ARI for $7,500 during the first quarter, in order to raise operating capital.

          (c)  Acquisition of property

               On March 22, 2002 we acquired assets from PFF. The assets were purchased at predecessor cost, or net book value in the amount of $53,165 per our affiliate's cost basis less accumulated depreciation. FJK, our CEO, acquired additional assets totaling $15,900 for PocketSpec Technologies Inc. through use of his personal line of credit. For the six months period ended July 31, 2002, we have reimbursed FJK a total amount of $15,900 for depreciable asset purchases.

          (d) For the six months period ended July 31, 2002 the Company received $332,562 from assignment agreements for the sale of specific units to be produced at a later time. The financial arrangement covers the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders.

               We received cash from ARI in the amount of $43,312 for 330 units, $71,125 from B7B for 540 units, $212,625 from KBP for 1,620 units, and $5,500 from WMH for 40 units. The terms of the agreements include finance charges on a per unit basis, or approximately $19 per unit. Potential cost of the financial arrangement totals $46,938.

          (e) During the six months period ended July 31, 2002 we paid CCC $16,000 for office rent. FJK reimbursed the Company $1,500 for office space used for managing other affiliated companies. The Company also reimbursed FJK $85,645 for travel, inventory purchases, and other expenses. The amounts have been recorded in the accompanying financial statements.

          (f) For the six months period ended July 31, 2002 CST sold a note receivable valued at $101,385 discounted in the amount of $14,544 for cash totaling $86,083. CST also sold a note receivable valued at $15,300 discounted in the amount of $1,530 for cash totaling $13,770 to B7B. Additionally, CST sold 131,880 shares of ARI to CAC for $9,233 cash. Total gains on the sales were $110,617.

          (g) On March 29, 2002 CST issued 300,000 shares of its common stock valued at $45,000 to an individual for services. During the six months period ended July 31, 2002 PST issued 275,000 shares of common stock valued at $101,350 to individuals for services performed. Total stock based compensation was $146,350.

Note 4: Transactions with non-affiliates.

          (a) During the period ended July 31, 2002 the Company had sales totaling $3,247. Realization of revenues was deferred pending the expiration of the 90 days warranty period. All future sales will be deferred for 90 days until actual warranty costs, if any, can be determined.

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          (b) For the six months ended July 31, 2002 the Company acquired inventory for the manufacture of its color-measuring device product lines. The total amount paid for inventory was $205,475.

          (c) The Company acquired depreciable assets from non-affiliates at a total cost of $113,938. We also paid $18,100 for patent costs through the six months period ended July 31, 2002.

          (d) For the six months period ended July 31, 2002 the Company received $52,500 from assignment agreements for the sale of specific units to be produced at a later time. The financial arrangement covers the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders.

               We received cash from individuals totaling $52,300 for 400 units. The terms of the agreements include finance charges on a per unit basis, or approximately $19 per unit. Potential cost of the financial arrangement totals $7,500.

          (e) The Company has notes payable totaling $285,000 bearing interest rates of 6% per annum. The notes mature anywhere from December 31, 2002 through June 3, 2003. The terms of the notes include payment in full plus accrued interest or monthly installments beginning July 1, 2002 in the amounts of $250 or $200 per month until maturity, at which time the entire balance and accrued interest is due and payable.

          (f) For the six months period ended July 31, 2002 the Company sold notes receivable for cash totaling $403,510 in order to generate operating capital.

          (g) The Company borrowed $50,000 from an individual for operating capital during the six months period ended July 31, 2002. The Company paid the debt in full during July 2002 by selling notes receivable and accrued interest to date for $2,401 cash, net. The notes receivable totaled $210,000 and accrued interest receivable totaled $4,394. In exchange for the notes receivable and cash, the Company acquired from the individual, a note receivable from PFF in the amount of $160,857 which we have subsequently sold. Accrued interest and interest expense on the $50,000 note payable totaled $1,136. Other transactions include principal payments on notes payable in the amount of $6,984 by CST that occurred during the first quarter of this year.

Note 5: Shareholders' Equity

          During the six months period ended July 31, 2002 we recorded stock based compensation in the amount of $146,350. The stock-based compensation represents 275,000 shares of common stock valued at $101,350 that were issued by PST for services and 300,000 shares of CST common stock valued at $45,000 that were issued for services prior to our acquisition of CST. The transactions are expensed as stock based compensation in the accompanying financial statements.

          The Company issued 8,316,353 shares of its common stock to acquire 100% of the outstanding shares of Color-Spec Technologies, Inc. in May, 2002.

          For the six months period ended July 31, 2002 the Company reacquired 944,850 shares of its common stock for cash totaling $86,206. The Company recorded the transactions as treasury stock in the accompanying financial statements. The Company also cancelled 1,035,708 shares of it common stock and returned the cancelled shares to authorized and unissued.

                          POCKETSPEC TECHNOLOGIES INC.,

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

Results of Operations

Our main focus of operations is the color-measuring business. During this past fiscal quarter, we generated revenues totaling $3,247. We have been engaged in both the development and marketing of our products. We anticipate increasing revenues in the third fiscal quarter, as we begin sales of our product lines. At the present time, we are producing the first one thousand units each of the Color QA, ColorCheck, and BronzeCheck products in anticipation of completing orders as they are received. We have had strong preliminary interest in the products, although no significant orders have been received. We have the capability of on-line purchasing and credit card transactions, including American Express cards. Our web site is www.pocketspec.com.

We had acquired an exclusive worldwide license for the manufacturing and marketing rights for a hand-held device for measuring and comparing color of objects and light emission. We acquired these rights pursuant to a technology license agreement from Color-Spec Technologies, Inc. on October 3, 2001. In addition, the agreement assigned rights to a pending utility patent covering the color technology and application. On May 31, 2002 we acquired 100% of the issued and outstanding common shares of Color-Spec Technologies, Inc. in a stock-for-stock acquisition. The transaction was approved on May 31, 2002 by shareholders of Color-Spec Technologies, Inc. Under the terms of the acquisition, each shareholder of Color-Spec Technologies, Inc. received one common share of our stock for each common share of stock owned by the Color-Spec Technologies, Inc. shareholder. We issued 8,316,353 shares of our common stock for the acquisition. Color-Spec Technologies, Inc. became a wholly owned subsidiary of ours. As a result, we own, through this subsidiary, all of the assets of Color-Spec Technologies, Inc., including their intellectual property and their right to receive royalty payments from us of $75 per unit sold.

We will continue to pursue acquisitions of intellectual properties, with a specific focus in electronic applications relating to color-measuring devices and other monitoring type devices. We will continue looking for intellectual properties, which may be acquired directly from inventors with a view toward commercializing the technology.

We had $-0- revenues but had $3,247 in deferred sales which we plan to recognize after expiration of our 90 day warranty period for the three months and six months period ended July 31, 2002 which compares to revenues of -0- for the three months and six months periods ended July 31, 2001, respectively. Total operating expenses, which consisted of general and administrative expenses, were $557,123 for the three months period ended July 31, 2002 and $1,609,327 for the three months period ended July 31, 2001. Total operating expenses for the six months period ended July 31, 2002 were $975,818 compared to $1,659,280 for the six months period ended July 31, 2001. The major components of general and administrative expenses are research and development, wages, legal, accounting, rent and other expenses for the three and six months period ended July 31, 2002, consulting, wages, and related expenses and other expenses for the three months and six months period ended July 31, 2001.

Our net loss for the three months period ended July 31, 2002 was $443,918, compared to net loss of $1,594,220 for the three months period ended July 31, 2001. Our net loss for the six months period ended July 31, 2002 was $670,265 compared to a net loss of $1,491,628 for the six months period ended July 31, 2001. We had a loss on a fully diluted basis, of $.02 per share for the three months period ended July 31, 2002, compared to a net loss of $.10 per share for the three months period ended July 31, 2001. We had a loss per share, on a fully diluted basis, of $.05 for the six months period ended July 31, 2002 compared to a loss per share, on a fully diluted basis, of $.11 for the six months period ended July 31, 2001.

We were not profitable in the second fiscal quarter because we were directing our efforts toward the production and marketing of our products. The main reason for our profit last year was the sale of some of our existing real estate properties. We anticipate increasing revenues from our products during the third fiscal quarter but cannot predict when, if at all, we will be profitable in our new business.

Liquidity and Capital Resources

Our net cash was $12,327 as of July 31, 2002, compared to $8,710 as of July 31, 2001.

Net cash received from investing activities totaled $314,842 as a result of the sale of notes receivable for and receipt of payments on accounts and loans receivable for the period ended July 31, 2002. Net cash from investing activities for the period ended July 31, 2001 was $(59,885). Our net cash received from financing activities was $439,078 for the six months period ended July 31, 2002, compared to having received $183,918 for the six months period ended July 31, 2001. Cash from financing activities for the six months period ended July 31, 2002 came from short-term loans from related parties in the amount of $33,054, a loan from a non-affiliate in the amount of $50,000, and from assignments of future revenues received in the amount of $385,062 from affiliates and non-affiliates. Other cash came from the sale of stock for a total amount of $22,500 as discussed in Note 2 above. Cash from financing activities for the six months period ended July 31, 2001 came from loans from related parties totaling $510,300 and $47,575 from the exercise of stock options.

We have accounts receivable for the six months ended July 31, 2002 totaling $723. We have prepaid expense of $3,864 for the current period.

Our first products, the Color QA, Color Check, and BronzeCheck are ready to be marketed. We have chosen to finance our first units through an Assignment of Proceeds Agreement with private investors, who purchase specific units at a discount and receive the difference between the investment price and sale price as their profit on the transaction. In this way, we believe that we can build a sufficient inventory base to complement our marketing program.

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


PART II. - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

     (a) Exhibit  99.1  Certification  of Chief  Executive  Officer,  F. Jeffrey
Krupka,   pursuant  to  18  USC  Section  1350,  as  adopted   pursuant  to  the
Sarbanes-Oxley Act of 2002.

     (b) Exhibit 99.2 Certification of Chief Financial Officer, Cynthia Kettl, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

      May 14, 2002     Form  8-K Agreement to Acquire Color-Spec
                       Technologies,  Inc.
      May 28, 2002     Form 8-K Financing Program for Accredited
                       Investors
      June 3, 3003     Form 8-K Acquisition of Color-Spec Technologies,
                       Inc.
      June 7, 2002     Form  8-K  Change in Registrant's Certifying
                       Accountant
      June 18, 2002    Form 8-K/A Amend Change in Registrant's
                       Certifying Accountant
      July 26, 2002    Form  8-K/A  Amend Acquisition  of  Color-Spec
                       Technologies, Inc.

POCKETSPEC TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         Date: 9/13/02
PocketSpec Technologies Inc.

/s/ F. Jeffrey Krupka
----------------------------
By: F. Jeffrey Krupka
Chief Executive Officer



                                                         Date: 9/13/02
PocketSpec Technologies Inc.

/s/ Cynthia Kettl
----------------------------
By: Cynthia Kettl
Chief Financial Officer

                                 CERTIFICATIONS

I, F. Jeffrey Krupka, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PocketSpec Technologies Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002
                                                         /s/ F. Jeffrey Krupka
                                                         -----------------------
                                                         F. Jeffrey Krupka,
                                                         Chief Executive Officer

      I, Cynthia Kettl, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of PocketSpec Technologies Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002
                                                         /s/ Cynthia Kettl
                                                         -----------------------
                                                         Cynthia Kettl,
                                                         Chief Financial Officer
                                       13