Form 10QSB
period 2002-10-31
POCKETSPEC TECHNOLOGIES INC
filed 2002-12-16
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 2002                Commission File Number 0-28759
                  ----------------                                       -------


                          PocketSpec Technologies Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Colorado                                     84-1461919
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


     3225 E Second Avenue, Denver, Colorado                       80206
    ----------------------------------------                    ----------
    (Address of principal executive offices)                    (Zip code)


                                 (303) 393-8060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X  Yes              No
                                     ---               ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common                                  22,726,359
       ---------------------------------------------------------------------
       Class               Number of shares outstanding at December 12, 2002



                     This document is comprised of 14 pages.

                                   FORM 10-QSB
3RD QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Financial Statements*

Condensed, consolidated balance sheet - October 31, 2002 (Unaudited)          3

Condensed, consolidated statements of operations - Three and nine months
       ended through October 31, 2002 and 2001 (Unaudited)                    4

Condensed, consolidated statements of cash flows - Nine months ended
       through October 31, 2002 and 2001 (Unaudited)                          5

Notes to condensed, consolidated financial statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis                                 9

Item 3.  Controls and Procedures                                             12



PART II - OTHER INFORMATION


Item 1.  Legal Proceeding                                                    12

Item 2.  Changes In Securities                                               12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters To A Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                   12

Certifications                                                               13


*The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                         October 31,
                                                                            2002
                                                                         -----------
                                     Assets
Current assets:
     Cash and Cash Equivalents                                           $    25,178
     Trade receivables                                                         3,949
     Indebtedness from related party (Note 3)                                  2,000
     Inventory at cost (Note 4)                                              279,404
     Prepaid expenses                                                          3,177
                                                                         -----------
           Total current assets                                              313,708

Fixed assets:
     Furniture and fixtures, net of accumulated depreciation of $7,163        41,679
     Office equipment, net of accumulated depreciation of $4,418              29,846
     Molds, net of accumulated depreciation of $25,156                        89,111
                                                                         -----------
           Total fixed assets                                                160,636

Intangible assets:
     Patent costs net of accumulated amortization of $19,344                 112,947
     Trademark costs net of accumulated amortization of $1,660                17,500
     License rights net of accumulated amortization of $4,722                  5,278
     License rights acquired from related party, net of accumulated
        amortization of $60,640 (Note 2)                                   1,394,722
                                                                         -----------
           Total assets                                                  $ 2,004,791
                                                                         ===========

                   Liabilities and Shareholders' Equity
Liabilities:
     Accounts payable                                                    $   114,385
     Accrued liabilities                                                      17,010
     Accrued interest (Note 4)                                                 7,088
     Revenue funding (Note 4)                                                 39,375
     Revenue funding, related party (Note 3)                                   5,500
     Deferred warranty revenue (Note 4)                                       16,514
     Notes payable (Note 4)                                                  285,000
     Note payable, related party (Note 3)                                    275,000
                                                                         -----------
        Total liabilities                                                    759,872

Commitment                                                                      --

Shareholders' equity:
     Common stock, $0.001 par value, 50,000,000 shares authorized,
        22,756,359 shares issued, 22,726,359 shares outstanding               22,726
     Additional paid-in capital                                            5,753,041
     Treasury stock, excess of $.001 par value,
        30,000 shares at cost                                                (10,606)
     Accumulated deficit                                                  (4,520,242)
                                                                         -----------
           Total shareholders' equity                                      1,244,919
                                                                         -----------
                                                                         $ 2,004,791
                                                                         ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                           Three Months Ended              Nine Months Ended
                                                                                October 31,                    October 31,
                                                                       ----------------------------    ----------------------------
                                                                          2002            2001            2002            2001
                                                                       ------------    ------------    ------------    ------------
Revenues                                                               $     48,382    $       --      $     48,382    $       --

Cost of sales:
     Cost of merchandise sold                                                32,876          35,211            --
                                                                       ------------    ------------    ------------    ------------
               Total cost of merchandise sold                                32,876            --            35,211            --

               Gross margin                                                  15,506            --            13,171            --

Operating expenses:
     General and administrative expenses                                    275,776         163,923         897,890         383,686
     General and administrative-stock based compensation (Note 5)            24,000          19,800         170,350       1,594,676
     General and administrative expenses-related parties (Note 3)            12,500           4,500          27,000          49,825
     Research and development costs                                            (806)         53,134         131,612         123,458
     Depreciation                                                            17,222             508          35,578           1,178
     Amortization                                                            40,867           1,508          72,974           2,513
                                                                       ------------    ------------    ------------    ------------
               Total general and administrative expenses                    369,559         243,373       1,335,404       2,155,336

               Operating (loss)                                            (354,053)       (243,373)     (1,322,233)     (2,155,336)

Other income (expense):
     Other income                                                              --            24,416            --            40,316
     Interest income (expense)                                              (60,412)        (61,179)        (65,449)       (123,993)
     Gain on sale of assets acquired from related party (Note 3)               --              --           110,617         131,948
                                                                       ------------    ------------    ------------    ------------
               Total other income (expense)                                 (64,412)        (36,763)         45,168          48,271

               (Loss) from continuing operations before income taxes       (414,465)       (280,136)     (1,277,065)     (2,107,065)

Provision for income tax (expense) benefit                                     --           (61,494)         65,394           --

               (Loss) from continuing operations                           (414,465)       (218,642)     (1,211,671)     (2,107,065)

Discontinued operations:
     Income (loss) of Real Estate Opportunities, Inc. (including gain
        on disposal of $-0-, $177,995, $192,336, and $236,501)                 --            (5,363)        192,336         393,959

     Income tax (expense) benefit                                              --              --           (65,394)          2,527
                                                                       ------------    ------------    ------------    ------------
     Income (loss) on discontinued operations                                  --            (5,363)        126,942         391,432

               Net (loss)                                              $   (414,465)   $   (224,005)   $ (1,084,729)   $ (1,715,633)
                                                                       ============    ============    ============    ============

Net income (loss) per share:
     Continuing operations                                             $     (0.021)   $     (0.013)   $     (0.073)   $     (0.146)
                                                                       ============    ============    ============    ============
     Discontinued operations                                           $       --      $     (0.000)   $      0.008    $      0.027
                                                                       ============    ============    ============    ============
     Net income (loss)                                                 $     (0.021)   $     (0.013)   $     (0.066)   $     (0.119)
                                                                       ============    ============    ============    ============
     Basic and dilluted shares used for computation                      20,009,528      16,853,570      16,556,245      14,449,413
                                                                       ============    ============    ============    ============

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                   October 31,
                                                                           --------------------------
                                                                              2002           2001
                                                                           -----------    -----------
Cash flows from operating activities:
    Net cash used by operating activities                                  $(1,114,066)   $  (300,824)
                                                                           -----------    -----------

Cash flows from investing activities:
    Cash received on disposition of participation interest acquired from
       related party                                                              --          144,290
    Cash paid for property additions, related party (Note 3)                   (69,065)          --
    Cash paid for property additions, other (Note 4)                          (113,938)      (213,799)
    Cash paid for patent (Note 4)                                              (33,100)        (7,000)
    Cash paid to acquire stock (Note 5)                                        (86,206)       (23,059)
    Cash received on accounts receivable, trade                                 22,047           --
    Purchase of interest in note receivable, related party (Note 3)            (13,770)          --
    Repayment of notes receivable, related parties (Note 3)                     70,812           --
    Short term loans made to related parties (Note 3)                          (43,597)          --
    Repayment of short term loans, related parties (Note 3)                     13,900           --
    Proceeds from sale of note receivable, related party (Note 3)               99,853           --
    Proceeds from sale of note receivable, other (Note 4)                      525,010           --
    Proceeds from sale of stock, related party (Note 3)                          9,233           --
                                                                           -----------    -----------
             Net cash received (used) by investing activities                  381,179        (99,568)
                                                                           -----------    -----------

Cash flows from financing activities:
    Principal payments paid on notes (Note 4)                                   (6,984)      (388,253)
    Principal payments paid on notes, related party                               --         (236,011)
    Repayment of short term loans, related parties (Note 3)                   (102,554)      (656,300)
    Short-term borrowings from related parties (Note 3)                         91,054        656,300
    Repayment of short-term borrowings, other                                     --          (60,000)
    Indebtedness of related party                                                 --          (31,537)
    Repayment of indebtedness, related party                                      --           25,537
    Proceeds from sale of assets, related party                                   --           15,000
    Proceeds from borrowing, related parties (Nnote 3)                          97,689        195,752
    Proceeds from borrowing, other (Note 4)                                     50,000        670,000
    Proceeds from revenue funding, related parties (Note 3)                    332,562           --
    Proceeds from revenue funding, other (Note 4)                               52,500           --
    Proceeds from the exchange of debt and 277,500 shares
       of common stock (Note 3)                                                 15,000           --
    Proceeds from issuance of common stock (Note 5)                             69,246           --
    Proceeds from issuance of common stock, related party (Note 5)             116,500           --
    Proceeds from cash transfer, related party                                    --          200,000
    Proceeds from exercised stock options                                         --           47,575
                                                                           -----------    -----------
             Net cash provided by financing activities                         715,013        438,063
                                                                           -----------    -----------

Net change in cash                                                             (17,874)        37,671
Cash and cash equibalents at beginning of period                                43,052          4,451
                                                                           -----------    -----------
             Cash and cash equivalents at end of period                    $    25,178    $    42,122
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for:
       Interest                                                            $    10,421    $   118,778
                                                                           ===========    ===========
       Income taxes                                                        $      --      $     4,734
                                                                           ===========    ===========

    Non-cash investing and financing activities:

       Common stock issued to acquire intangibles                          $ 2,567,911    $   140,000
                                                                           ===========    ===========
       Common stock issued to repay debt principal other                   $   284,485    $      --
                                                                           ===========    ===========
       Common stock issued to repay revenue entitlement funding            $   243,000    $      --
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

          (b)  Property, equipment and depreciation

               Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $17,222 and $35,578 (unaudited), and $508 and $1,178 (unaudited), for the three and nine months period ended October 31, 2002 and 2001, respectively.

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

Note 3: Related party transactions

               Asset Realization, Inc. (ARI), B7 Brand, LLC (B7B), Cape Aloe Corp., (CAC), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies, Inc., (CST), Krupka & Associates, LLC (K&ALLC), F. Jeffrey Krupka (FJK), Janet Brophy (JB), Krupka-Brophy Profit Sharing Plan (KBP), Platinum Financial Fund, LLC (PFF), and Wraith Moon House, LLC (WMH) are affiliates of our Company. Transactions discussed below relating to CST occurred prior to the May 31, 2002 acquisition by PocketSpec Technologies Inc.

          (a) For the nine months period ended October 31, 2002, the Company borrowed $48,000 from FJK and $10,000 from B7B. The short-term loans were repaid in full. Prior to our acquisition of CST, PFF borrowed $40,000 from CST, and PST borrowed $1,100 from CST. CST borrowed $2,000 from PST and FJK borrowed $497 from PST, for a total amount of $43,597. PFF repaid CST $40,758 and repaid PST $30,054 during the first fiscal quarter ended April 30, 2002. Cash received for the loan repayments totaled $70,812. PST repaid $1,100 and FJK repaid $5,100 to CST. K&A repaid PST $500, CST repaid $2,000, FJK repaid $2,500 and ARI repaid $2,700 to PST, totaling $13,900. CST repaid short-term loans in the amounts of $3,284, $20,000, $2,000, and $1,500 to B7B, PFF, PST, and ARI,
               respectively. PST repaid short-term loans in the amount of $2,770 and $15,000 to PFF and B7B, respectively. Total cash paid on short-term loans between affiliates was $102,544.

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


               CST borrowed $10,000 from PFF, $3,284 from B7B, and $2,000 from PST. CST borrowed $2,770 from PFF and $15,000 from B7B. Short-term loans between affiliates totaled $91,054. A remaining receivable balance from a related party totals $2,000, which we anticipate will be paid during the next fiscal quarter. CST purchased an interest in a note receivable for $13,770 during the first fiscal quarter. CST sold the note for cash in the same amount.

               CST sold 277,500 shares of common stock to B7B in exchange for $15,000 cash and debt assumption in the amount of $26,485. The stock was valued at $41,485. CST also sold 50,000 shares of its common stock to ARI for $7,500 during the first quarter, in order to raise operating capital.

               For the nine months period ended October 31, 2002 PST sold a total of 1,165,000 shares of common stock to affiliates. AGO purchased 185,000 shares for $18,500, CAC purchased 555,000 shares for $55,500, and ARI purchased 425,000 shares for $42,500. Total cash received from affiliates was $116,500.

          (b)  Acquisition of property

               On March 22, 2002 we acquired assets from PFF. The assets were purchased at predecessor cost, or net book value in the amount of $53,165 per our affiliate's cost basis less accumulated depreciation. FJK, our CEO, acquired additional assets totaling $15,900 for PocketSpec Technologies Inc. through use of his personal line of credit. For the nine months period ended October 31, 2002, we have reimbursed FJK a total amount of $15,900 for depreciable asset purchases.

          (c) For the nine months period ended October 31, 2002 KBP entered into an agreement with PST to convert its entitlement to future revenues plus interest into stock. The transaction totaled $243,000, or principal of $212,625 plus interest in the amount of $30,375. 2,430,000 shares of common stock were issued at the closing market price of $.10 per share.

          (d) For the nine months period ended October 31, 2002 the Company received $332,562 from assignment agreements for the sale of specific units to be produced at a later time. The financial arrangement covers the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders. The outstanding balance of the deferred arrangement through October 31, 2002 is $5,500.

               We received cash from ARI in the amount of $43,312 for 330 units, $71,125 from B7B for 540 units, $212,625 from KBP for 1,620 units, and $5,500 from WMH for 40 units. The terms of the agreements include finance charges on a per unit basis, or approximately $19 per unit. Potential cost of the financial arrangement totals $46,938.

          (e) The Company entered into an agreement with FJK to convert $40,317 from accounts payable owed to FJK into a note payable. JB also loaned the Company $32,438 for operating capital. B7B received an assignment from FJK and JB in the amount of $72,755 for the loans plus interest in the amount of $495 for a total amount of $73,250. Additionally, B7B received an assignment from ARI for its entitlement to future revenues plus interest, or $43,313 and $6,187, respectively, or a total amount from ARI of $49,500 as part of the transaction. B7B also converted its entitlement of future revenues and interest in the amounts of $113,125 and $15,875 for a total amount of $129,000. The amounts were exchanged into a note payable totaling $251,750. B7B also loaned the Company an additional $23,250 to complete the note payable in the amount of $275,000. The $275,000 note payable to B7B bears interest at 15% per annum and is due and payable in one lump sum including interest on or before October 3, 2003. The total amount due and payable on October 3, 2003 is $275,000 principal and $41,250 interest.

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          (f) During the nine months period ended October 31, 2002 we paid CCC $28,000 for office rent. FJK reimbursed the Company $2,500 for office space used for managing other affiliated companies. The Company also reimbursed FJK $94,465 for travel, inventory purchases, and other expenses. The amounts have been recorded in the accompanying financial statements.

          (g) For the nine months period ended October 31, 2002 CST sold a note receivable valued at $101,385 discounted in the amount of $14,544 for cash totaling $86,083. CST also sold a note receivable valued at $15,300 discounted in the amount of $1,530 for cash totaling $13,770 to B7B. Additionally, CST sold 131,880 shares of ARI to CAC for $9,233 cash. Total gains on the sales were $110,617.

          (h) On March 29, 2002 CST issued 300,000 shares of its common stock valued at $45,000 to an individual for services. During the nine months period ended October 31, 2002 PST issued 368,000 shares of common stock valued at $125,350 to individuals for services performed. Total stock based compensation was $170,350.

          (i) During the nine months period ended October 31, 2002 the CEO and CFO along with an employee took a reduction in monthly salary in order to help reduce operating costs and enhance cash flows for the Company. The salary reductions were effective October 15, 2002. Cost savings created in the salary reductions total $6,138. The reductions will continue until the Company becomes profitable.

Note 4: Transactions with non-affiliates.

          (a) For the three and nine months period ended October 31, 2002 the Company recognized revenue in the amount of $48,382, and $16,514 was deferred pending the expiration of the 90 days warranty period. The Company also included revenues of $3,247 from the second fiscal quarter, since sales of products are deferred for 90 days until actual warranty costs, if any, can be determined.

          (b) For the nine months ended October 31, 2002 the Company acquired inventory for the manufacture of its color-measuring device product lines. The total amount paid for inventory was $279,404.

          (c) The Company acquired depreciable assets from non-affiliates at a total cost of $113,938. We also paid $33,100 for patent costs through the nine months period ended October 31, 2002.

          (d) For the nine months period ended October 31, 2002 the Company received $52,500 from assignment agreements for the sale of specific units to be produced at a later time. The financial arrangement covers the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders. We received cash from individuals totaling $52,500 for 400 units. The terms of the agreements include finance charges on a per unit basis, or approximately $19 per unit. Potential cost of the financial arrangement totals $7,500. The outstanding balance of the deferred arrangement through October 31, 2002 is $39,375.

          (e) An investor of the Company converted $13,125 of entitlement to future revenues by purchasing products from the Company. The individual also paid an additional $35,250 for the purchase of 236 BronzCheck units, 20 ColorQA units, and 7 ColorCheck units. Sales revenue recognized on the transaction totaled $45,126 since the units sold are not covered under the 90 days warranty period.

          (f) The Company has notes payable totaling $285,000 bearing interest at 6% per annum. The notes mature anywhere from December 31, 2002 through June 3, 2003. The terms of the notes totaling $285,000 include payment in full plus accrued interest or monthly installments beginning July 1, 2002 in the amounts of $250 or $200 per month until maturity, at which time the entire balance and accrued interest is due and payable. Accrued interest to date totals $7,088.

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          (g) For the nine months period ended October 31, 2002 the Company sold notes receivable for cash totaling $525,010 in order to generate operating capital.

          (h) The Company borrowed $50,000 from an individual for operating capital during the nine months period ended October 31, 2002. The Company paid the debt in full during July 2002 by selling notes receivable and accrued interest to date for $2,401 cash, net. The notes receivable totaled $210,000 and accrued interest receivable totaled $4,394. In exchange for the notes receivable and cash, the Company acquired from the individual, a note receivable from PFF in the amount of $160,857 which has been sold. Accrued interest and interest expense on the $50,000 note payable totaled $1,136. Other transactions include principal payments on notes payable in the amount of $6,984 by CST that occurred during the first quarter of this year.

Note 5: Shareholders' Equity

     During the nine months period ended October 31, 2002 the Company sold 1,165,000 shares of common stock to affiliates for cash totaling $116,500. In addition, the Company sold 436,996 to others for cash totaling $61,746. Total cash received to date from the sale of stock is $185,746.

     During the nine months period ended October 31, 2002 we recorded stock based compensation in the amount of $170,350. The stock-based compensation represents 368,000 shares of common stock valued at $125,350 that were issued by PST for services and 300,000 shares of CST common stock valued at $45,000 that were issued for services prior to our acquisition of CST. The transactions are expensed as stock based compensation in the accompanying financial statements.

     The Company issued 8,316,353 shares of its common stock to acquire 100% of the outstanding shares of Color-Spec Technologies, Inc. in May, 2002.

     For the nine months period ended October 31, 2002 the Company reacquired 944,850 shares of its common stock for cash totaling $86,206. The Company recorded the transactions as treasury stock in the accompanying financial statements. The Company also cancelled 1,048,708 shares of it common stock and returned the cancelled shares to authorized and unissued.

Note 6. Legal Settlement

     The Company settled its outstanding claim from a lawsuit filed against a public relations firm during November, 2001. Terms of the settlement consisted of the Company paying $750 to an individual for an email list containing over 12,000 addresses which we use for publication of press releases and notifications of the Company's activities. In exchange for the email list, an individual was allowed to keep his certificate for 25,000 shares of our common stock. The public relations firm returned its certificate for 225,000 shares and subsequently sold 175,000 shares to an unrelated, unaffiliated individual. A certificate for 50,000 shares was returned to the public relations firm.


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

Results of Operations

Our main operational focus is the color-measuring business. Our efforts during this period have been spent on marketing and production. During this past fiscal quarter, we generated sales totaling $61,639, of which $16,514 were deferred for ninety days pending the expiration of our warranty period. Most of the sales were in the last six weeks of the fiscal quarter and were related to our BronzCheck(TM) and the associated TanTone(TM) Measurement System. Until embarking on the tanning industry product line, the BronzCheck(TM) and the associated TanTone(TM) Measurement System, we spent the past fiscal quarter exploring potential market opportunities for our ColorQA and ColorCheck products, which are used in a variety of fields to confirm color accuracy and to find a close or exact match among a range of colors. We also made efforts to put all of our products into production.

We did put our products into production during the past fiscal quarter and initially began marketing the ColorQA and ColorCheck. While we believe that these products are marketable, our efforts did not achieve instant results. In the middle of the fourth fiscal quarter, we believe that we are finally seeing signs that these products are gaining recognition and demand with larger companies. We anticipate increased revenues through the end of our fiscal year and during the first quarter of next year.

However, we have decided that we cannot rely only on the ColorQA and ColorCheck market for larger companies. We found that these potential customers did not want to make purchase decisions in an uncertain market. Therefore, we have also begun a marketing campaign to sell our products in niche markets to commercial painters, decorators and designers, who we expect to buy the ColorQA and possibly, to a smaller degree, the ColorCheck.

Most significantly, during the third fiscal quarter, we discovered, investigated and began an aggressive marketing campaign in the tanning industry through the BronzCheck(TM) product and its associated TanTone(TM) Measurement System. The BronzCheck(TM) generates a TanTone(TM) number (zero to 1,000 - mostly 650 to 900). This number is the key to knowing if a person is getting tanner. When these numbers are shown on a graph, the chart would show that the tanning process is working, as well as verifying the quality of lotions used by the clients to enhance the tanning speed. We are planning to develop software by June, 2003 which would integrate this data into the existing Point of Sale software systems used by the salons.

We have begun to generate sales. As a result, we estimate that over 80% of our product sales have been the BronzCheck(TM) through October 31, 2002, and we expect that number to be over 95% by our fiscal year end. We estimate that there are over 40,000 tanning salons in the United States and Canada. We have sold the BronzCheck(TM) in other countries such as Australia, Denmark, England, Spain and Mexico. At the present time, we believe that no product exists which competes with our product.

In connection with the BronzCheck(TM), we have also begun to sell the replacement battery and calibration caps. The replacement parts will be an additional revenue stream for us. We have estimated that, given the device usage, such sales could equal $100 per device per year, which would be approximately over 25% of the original purchase price of our BronzCheck(TM) product. Typically, a customer would be buying our batteries at a 25% to 100% savings over comparative retail prices for similar products. We have no backlog problem in meeting our orders. We are keeping sufficient inventory in place. Most of our sales are on-line or by telephone as credit card transactions, including American Express and Discover cards. Our web site is www.pocketspec.com. We added a tanning specific website, www.bronzcheck.com.

We had previously acquired an exclusive worldwide license for the manufacturing and marketing rights for a hand-held device for measuring and comparing color of objects and light emission. We acquired these rights pursuant to a technology license agreement from Color-Spec Technologies, Inc. on October 3, 2001. In addition, the agreement assigned rights to a pending utility patent covering the color technology and application. As a result, we own, through this subsidiary, all of the assets of Color-Spec Technologies, Inc., including their intellectual property and their right to receive royalty payments from us of $75 per unit sold. On a consolidated reporting basis we pay no royalties.

At the present time, we plan to focus upon the development of our own product applications, rather than pursuing other technology acquisitions.

We realized total revenues of $48,382 for the three months and nine months period ended October 31, 2002 which compares to revenues of $-0- for the three months and nine months periods ended October 31, 2001, respectively. Total operating expenses, which consisted of general and administrative expenses, were $369,559 for the three months period ended October 31, 2002 and $243,373 for the three months period ended October 31, 2001. Total operating expenses for the nine months period ended October 31, 2002 were $1,335,404 compared to $2,155,336 for the nine months period ended October 31, 2001. The major components of general and administrative expenses are research and development, wages, legal, accounting, rent and other expenses for the three and nine months period ended October 31, 2002, consulting, wages, and related expenses and other expenses for the three months and nine months period ended October 31, 2001.

Our net loss for the three months period ended October 31, 2002 was $414,465, compared to net loss of $224,005 for the three months period ended October 31, 2001. Our net loss for the nine months period ended October 31, 2002 was $1,084,729 compared to a net loss of $1,715,633 for the nine months period ended October 31, 2001. We had a loss on a fully diluted basis, of $.021 per share for the three months period ended October 31, 2002, compared to a net loss of $.013 per share for the three months period ended October 31, 2001. We had a loss per share, on a fully diluted basis, of $.066 for the nine months period ended October 31, 2002 compared to a loss per share, on a fully diluted basis, of $.119 for the nine months period ended October 31, 2001.

We were not profitable in the third fiscal quarter because we were directing our efforts toward the production and marketing of our products. We had previously been in the real estate business. We anticipate increasing revenues from our products during the fourth fiscal quarter but cannot predict when, if at all, we will be profitable in our new business.

Liquidity and Capital Resources

Our net cash was $25,178 as of October 31, 2002, compared to $42,122 as of October 31, 2001.

Net cash received from investing activities totaled $381,179 as a result of the sale of notes receivable for and receipt of payments on accounts and loans receivable for the period ended October 31, 2002. Net cash used in investing activities for the period ended October 31, 2001 was $99,568. Our net cash received from financing activities was $715,013 for the nine months period ended October 31, 2002, compared to having received $438,063 for the nine months period ended October 31, 2001. Cash from financing activities for the nine months period ended October 31, 2002 came from short-term loans from related parties in the amount of $188,743, a loan from a non-affiliate in the amount of $50,000, and from assignments of future revenues received in the amount of $385,062 from affiliates and non-affiliates. Other cash came from the sale of stock for a total amount of $200,746. Cash from financing activities for the nine months period ended October 31, 2001 came from loans from related parties and others totaling $656,300 and $670,000, respectively, and $47,575 from the exercise of stock options.

We have accounts receivable for the nine months ended October 31, 2002 totaling $3,949. We have prepaid expense of $3,177 for the current period.

Our first products, the Color QA, Color Check, and BronzeCheck are being marketed through brochure mailings and trade shows. We financed our first units, in part, through an Assignment of Proceeds Agreement with private investors, who purchased specific units at a discount. Most of these agreements have been converted to equity at $.10 per share. We have built what we consider to be a sufficient inventory base to deliver products when ordered.

We are also considering ways in which to grow our shareholder equity, perhaps by the acquisition of tanning industry assets, such as salons, that would operate as corporate owned.

Financing for operating deficits has largely been through affiliates. In any case, we will need additional financing to achieve our business plan.


                          POCKETSPEC TECHNOLOGIES INC.,

ITEM 3. CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosures and procedures

F. Jeffrey Krupka, who serves as the Company's chief executive officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(C) and 15d-14(C) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

(b)  Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


PART II. - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

     (a) Exhibit 99.1. Certification of Chief Executive Officer, F. Jeffrey Krupka, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

     (b)  Exhibit 99.1. Certification of Chief Financial Officer, Cynthia Kettl,
          pursuant  to  18  USC  Section  1350,  as  adopted   pursuant  to  the
          Sarbanes-Oxley Act of 2002.

         September 25, 2002         Form 8-K         Resignation of Dr. Roger
                                                     Hutchison from Board of
                                                     Directors and appointment
                                                     of Gregg Wagner.

POCKETSPEC TECHNOLOGIES, INC.

POCKETSPEC TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PocketSpec Technologies Inc.                                    Date: 12/12/02

    /s/ F. Jeffrey Krupka
    ----------------------
By: F. Jeffrey Krupka
Chief Executive Officer




PocketSpec Technologies Inc.                                    Date: 12/12/02

   /s/ Cynthia Kettl
   ------------------------
By: Cynthia Kettl
Chief Financial Officer

                                  CERTIFICATION


I, F. Jeffrey Krupka, President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PocketSpec Technologies Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that Material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on your most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 22, 2002        By:   /s/ F. Jeffrey Krupka
                                      ------------------------------------------
                                      F. Jeffrey Krupka, Chief Executive Officer

      I, Cynthia Kettl, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PocketSpec Technologies Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that Material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on your most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 12, 2002
                                                        /s/ Cynthia Kettl
                                                        ------------------------
                                                        Cynthia Kettl,
                                                        Chief Financial Officer