Form 10KSB
period 2003-01-31
POCKETSPEC TECHNOLOGIES INC
filed 2003-05-16
CIK 1065659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended: January 31, 2003
                           Commission File No. 0-28759


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

                   Common Stock, $0.001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $128,248. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 31, 2003 was approximately $1,574,189. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 16, 2003, was 22,998,630.

References in this document to "us," "we," "our" or "the Company" refer to PocketSpec Technologies Inc.

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

     WE HAVE A LACK OF OPERATING HISTORY. We were formed on May 15, 1998. We have been in three different lines of business since our formation. Since beginning operations, we have operated at a loss and we have been profitable. However, we have never been profitable in our current line of business. We are going into our second year of operation in this current line of business. Furthermore, we have not engaged in any substantial business activity over a sustained period of time, and thus cannot be said to have a successful operating history. Our current product lines do not generate enough revenue to support us. Therefore, we have limited financial results upon which you may judge our potential. We expect to continue to incur losses in the near future. We may not ever become profitable again. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

     - substantial delays and expenses related to testing and development of our new products,

     - production and marketing problems encountered in connection with our new and existing products and technologies,

     -    competition from larger and more established companies, and

     -    lack of market acceptance of our new products and technologies.

     WE HAVE NO HISTORY OF PROFITABILITY WITH OUR NEW PRODUCTS. Sales of our new products may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability in the future. Historically, we have incurred losses, particularly with operations related to our new products. As of January 31, 2003, our retained earnings deficit was $ 2,203,806. For the fiscal year ended January 31, 2003, we incurred a net loss of $1,183,372. These losses have resulted primarily from:

     - being in the development phase of our new product line, - significant costs associated with the development of our new products, - lack of marketing of those products, and - lack of sufficient sales to achieve profitability.

     BECAUSE OF OUR LIMITED HISTORY AND THE POTENTIAL FOR COMPETITION, AN INVESTMENT IN US IS INHERENTLY RISKY. Because we are a company with a limited history, our operations will be extremely competitive and subject to numerous risks. We expect the color comparison business to be highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. We are subject to the risks which are common to start-up companies. Therefore, investors should consider an investment in us to be an extremely risky venture.

     TO FULLY DEVELOP OUR BUSINESS PLAN, WE WILL NEED FOR ADDITIONAL FINANCING. For the foreseeable future, we expect to rely principally upon our cash flow, although we have raised limited private placement funds during the past fiscal year and may be required to do so in the future. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. At the present time, we have no definitive plans for additional financing.

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

     OUR COMMON STOCK HAS A LIMITED PUBLIC TRADING MARKET. While our common stock currently trades in the Over-the-Counter Bulletin Board market, our market is limited and sporadic. We cannot assure that such a market will improve in the future, even if our securities ever are listed on the Nasdaq SmallCap Market or the American Stock Exchange. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

     On April 6, 2000, our Board of Directors approved our acquisition of all of the issued and outstanding shares of Real Estate Opportunities, Inc., a private Colorado corporation (REO). As a result, REO will become a wholly owned subsidiary of us, and we changed our name to Real Estate Opportunities, Inc. We issued a total of 5,482,977 of our common shares in exchange for all of the issued and outstanding common shares of REO.

     In October, 2001, our main focus became the business of developing and marketing color comparison devices, ultra-violet measurement devices and related software products.

     On December 4, 2001 we amended our Articles of Incorporation to change our name from Real Estate Opportunities, Inc. to PocketSpec Technologies Inc. and increased our authorized common shares from 10,000,000 to 50,000,000 shares.

     In May 2002, we acquired Color-Spec Technologies, Inc. in a tax-free, stock-for-stock transaction. We exchanged a total of 8,316,353 shares of our common stock in exchange for 100% of the common stock of Color-Spec Technologies, Inc., which became a wholly owned subsidiary of us.

     In December, 2002, we refined the focus of our business to the development and marketing of two products: our PocketSpec(TM) ColorQA; and our PocketSpec BronzCheck(TM). In addition, we began to concentrate on the creation of a set of software products to be used in the indoor tanning salon industry. We entered into independent contractor agreements and obtained a license agreement for software development. We plan to concentrate on developing software for use with our PocketSpec BronzCheck(TM) device, which is our principal color comparison product for the tanning industry. Our plan is to integrate the data which is received from our PocketSpec BronzCheck(TM) device with a new software system which we currently have under development.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     (b) NARRATIVE DESCRIPTION OF THE BUSINESS

     Since we incorporated in 1998, we have conducted three businesses. Originally we were in the retail arts and crafts industry. We then transitioned into the real estate development business, where we acquired and developed real estate properties for our own account, primarily in Colorado. Finally, we have become a technology company. At the present time, our main focus is in the business of developing and marketing color comparison devices, ultra-violet measurement devices and related software products.

     c) OPERATIONS

General

     In 2001, we changed our business plan from real estate development to the color comparing business. Our focus has completely shifted away from real estate as a business enterprise, except to note that we may acquire company owned real estate in the future for our own use, such as offices, retail facilities and development facilities.

         We changed our name to PocketSpec Technologies Inc. to better identify and describe the directions we intend to pursue. On October 3, 2001, we acquired an exclusive, worldwide license under a technology license agreement for the manufacturing and marketing rights to a hand-held device for comparing the color of objects and light emission. In addition, the agreement assigned rights to a pending utility patent covering the color technology and applications for trademarks and patent protection for the ColorQA and the BronzCheck devices and related technologies. In January, 2003, we entered into a technology transfer agreement to acquire an exclusive license to technologies used in the measurement of ultra-violet emissions from tanning beds used in tanning salons. We may license and/or acquire rights to other intellectual properties and trademarks as it may be found to enhance or align to our own intellectual property and technology.

     All electronic components used within our products are readily available. All optical, mechanical and packaging components are unique to us but use standard injection mold practices for manufacturing of these components. We attempt to incorporate previously used programming codes and electronics in planning for future products. At the present time, we do not plan to produce or assemble products outside of our direct control.

Our Current Products

     We have two current products. The first is our PocketSpec(TM) ColorQA. The other is our PocketSpec BronzCheck(TM). At the present time, we are producing both the ColorQA units and BronzCheck units.

     The PocketSpec(TM) ColorQA is a color comparison device with a built-in display which has been developed to compare millions of colors. The device is designed to measure a specified target color in a format of red, green, and blue, each on a scale of 0 to 255. The measurement of the target color is stored for comparison to other colors in the same format. The user can then take multiple comparative readings of other colors and determine if the colors match, or alternatively determine the closest match. The two series of numbers are compared and the device gives a percentage difference in the same display for easy color comparison. The device has circuit board space to add additional memory if needed for more advanced functions. During the first quarter of fiscal year 2003-2004, we plan to fit the PocketSpec(TM) ColorQA device with a USB connection.

     The PocketSpec BronzCheck(TM) is a color comparison device that uses essentially the same technology as the PocketSpec(TM) ColorQA but has a specific application to the indoor tanning industry. This is a device with a built-in display, used for the comparison of a person's skin color, with absolute white being 0 and absolute black being 1,000. The tanning salon operator can take a measurement of a person's skin with the device and record the number manually to verify to its clientele that they are increasing or maintaining their individual tanning goals. This device only differs from the PocketSpec(TM) ColorQA in the programming and printing of the brand name on the outside of the housing. and to sell related software which transmits the have an optional USB port for use in the BronzCheck product, and possible advances to the ColorQA. Chris Wrigley has been hired to lead the electronic engineering and program changes.

Products in Development:

     We expect to have the following products development completed in the second quarter of fiscal year 2003:

     Solarmeter(R) Tower, which is a device to be used with the PocketSpec BronzCheck.(TM) This device is being designed to permit salon owners to better calculate tan exposure schedules. We plan to retail the device for approximately $1,200. We also plan to incorporate the device for use with associated graphing software, our TanTone(TM) Salon System.

     BronzCheck(TM) with USB port, which will be an enhancement to our present PocketSpec BronzCheck(TM) product. We plan to retail this device for approximately $1,000 each. We also plan to incorporate the device for use with associated software, our TanTone(TM) Salon System.

     TanTone(TM) Salon System, which is a point-of-sale software system, which will be designed to produce a seamless integration to Quickbooks(R) and other known computer software products, such as Microsoft Access, as well as our Solarmeter(R) Tower and BronzCheck(TM). We plan to retail this system for approximately $3,000 each.

Our Future Products

     We are in the preliminary stages of development of the ColorRT, a device which will be designed to use both the reflective manner of color measurement, present in the ColorQA, and additionally, the transmissive method of color measurement, which measures almost any translucent material, either liquid or solid. We have begun preliminary work to secure patent protection for this technology.

     We believe that the first potential use of this device will be an improved and more portable embodiment of an existing product now in use to measure thin translucent breast implant shells. In addition, we believe that this technology will have other potential uses, including the measurement of perfume colorants, sports drinks, petroleum, translucent plastics, agriculture and chemical and biological applications.

Suspended Development Plans

     We have suspended development plans of a previously planned product, principally planned for cosmetic and dental applications, called the "PocketSpec Color Probe". We believe that there is only a limited market opportunity in these applications, but we believe that we hold potentially valuable patented color technology, which we may utilize in the future.

     We have also suspended development plans of a previously planned product, principally planned for remotely displaying readings of color measurements generated digitally by the "PocketSpec Color Probe". We have found that in marketing our ColorQA device we had some interest in remotely displaying and recording color measurements, but decided that a separate device is not necessary. With minimal additional expense, we believe that we can eventually incorporate the USB device which we plan to build for the BronzCheck and related software to a PC program potentially using Microsoft Access and Visual Basic design to remotely display and record measurements of the ColorQA and the ColorRT now in development. This would potentially enable our devices to be operated portably and also as a bench top laboratory or factory device, by plugging in the USB connection.

     We no longer produce our ColorCheck units because we found that there was no demand for this product.

     Finally, in order to consolidate operations, we terminated three limited liability companies, which we had established. The indebtedness of the limited liability companies has been assumed by PocketSpec Technologies Inc., the sole owner/member of the limited liability companies. The limited liability companies were known as PocketSpec Cosmetic, LLC; PocketSpec Dental, LLC; and PocketSpec Dermatology, LLC.

Other

     We believe that there are numerous future potential applications for our products and those in development and planned for development in the future. We believe that we can deliver a more marketable range of color comparison devices to our customers by integrating our present and future product line with a series of software applications. We initially plan to focus on the indoor tanning industry. However, if we can achieve acceptance of our integrated devices and associated software products, we plan to expand their applications to other industries.

     (d) MARKETS

General

     We sell our products directly to end user markets through direct mailings, including email and physical mailings through the US Postal Service and through trade shows and expositions. We use independent contractors as sales personnel. We have two web sites for sales. We added on-line purchasing in May 2002. The web sites are www.pocketspec.com for the ColorQA product and www.bronzcheck.com, with www.tantone.net linked for our BronzCheck product. We accept credit cards.

Current Marketing Plans

     During the last fiscal year, we completely revamped and redesigned our marketing program for our products. For the present, we have abandoned attempts to enter corporate sales to larger companies and government agencies. We previously expended significant resources to pursue these markets and were unsuccessful. We have also terminated relations with Dr. Roger Hutchison and his companies, CD Rom USA and CD Rom Inc., which operated as USGS web site. Dr. Hutchison resigned his position as a director at approximately the same time by arrangement.


     We believe that the use of direct mailings can give us the flexibility to improve our effectiveness as well as conserve our resources. We use in-house printing for our promotional materials. This gives us the ability to print as we need and in full color using all the modern software design systems used in the magazine industry.

     We use a database of trade industry contacts. We have acquired 100,000 names of painting contractors, decorators, tanning salons and other target markets. We plan to utilize these in our direct mailing programs from time to time.

     We operate two web sites for sales and support. For products such as the ColorQA and the future ColorRT and other technical products, we use
www.pocketspec.com. On this site we have limited company information, SEC filings, press releases, distributor information, and on-line ordering. For the Indoor Tanning Industry, we use bronzcheck.com and www.tantone.net, both linked to one site at the present time. On this site we have information on the BronzCheck product and the future software and Solarmeter products, distributors, if any, and on-line ordering. We plan to rebuild the current web sites and launch by June 1, 2003 with features that include on-line demonstration of our products. We also plan to include technical support functionality in on BronzCheck(TM) and TanTone(TM) Salon System product sites when we launch and begin to sell our software products. We are also considering adding modern shopping cart systems and better internal control of pricing and flow of order processing to our web sites.

Other Markets

     We also currently sell the ColorQA product to professional painters and interior decorators, plastic injection mold manufacturers, and auto trim parts and panels companies. The present version of ColorQA provides assistance in matching colors of paint, stucco, fabrics and virtually any solid color that professional painters, interior decorators, and general contractors need to match. The device has the capability of being programmed with a color code look-up table of paint colors, which would be an enhanced product, we may offer in the future.

     We are also looking as the auto body and paint industry and the silk screening and printing industry as potential markets in the future, although we have had no substantial sales in these markets at the present time.

     We believe that there are numerous markets that may require some form of color comparison which we have not yet explored, such as color copy machines, the home hobbyist, model makers, rapid prototyping companies, and biologists. We will continue to examine new uses for our product. Our primary goal for these products will be to provide a low cost means to measure and compare color.

     (e) RAW MATERIALS

     The use of raw materials is not material factor in our operations and is not expected to be material factor in the future.

     (f) CUSTOMERS AND COMPETITION

     There are a number of established companies in the color comparison business. Among the largest, are Xrite, Munsell and Minolta, which make a product similar to ours, but generally more expensive. We plan to differentiate our products by focusing on low price, hand-held devices, which use color charts from multiple color suppliers. Furthermore, we believe that the market is fragmented, with no one company dominating this business.

     Our decision to add a software sales component to our lines of business puts us in potential competition with additional competitors. We believe that our largest potential competitors will be Helios and Sun Touch. Both are much larger and better-capitalized companies than we are. However, we believe that if we can begin by delivering competitive software products to the indoor tanning industry and add servicing and support for our customers, we will have a reasonable competitive edge.

     In any case, we believe that competition will be intense. We cannot guarantee that we will be able to successfully compete.

     (g) BACKLOG

     At January 31, 2003, we had no backlogs.

     (h) EMPLOYEES AND CONSULTANTS

     At as of the date hereof, we have six full-time employees, which include five administrative employees. We also have four part-time employees, which included one executive and three administrative. We also utilize the services of a total of nine independent contractors. Six contractors are involved with the engineering and design of our products. Three contractors are involved with the marketing of our products. We also plan to hire, from time to time, additional independent contractors for prototype design and production work and employees as our needs may demand.

     In the past, we have customarily used in-house technical support to develop our color comparing technology. However, with the exception of Gregg Wagner, one of our directors, who is a product designer and optics expert, we have terminated the original technical development team and have replaced it with one part-time, contract engineer and programmer. In addition, we will attempt, wherever possible, to out-source materials, supplies and component assignments, such as circuit boards and injected housings.

     We have also terminated most arrangements, which we previously used to develop markets for our products. At the present time we have some immaterial distribution relationships. Apart from these distribution relationships and co-development ventures we may enter into from time to time, we plan to do our sales and marketing exclusively through our own independent contractors. We believe that this will provide better customer development and support for our product line.

     We have also terminated relations with Dr. Roger Hutchison and his companies, CD Rom USA and CD Rom Inc., which operated as USGS web site. Dr. Hutchison resigned his position as a director at approximately the same time by arrangement.

     (i) PROPRIETARY RIGHTS

     On October 3, 2001, we entered into an exclusive technology license agreement with Color-Spec Technologies, Inc., which granted us exclusive rights to all of the Color-Spec Technologies' intellectual property and technology rights for a period of ten years, subject to our payment of a royalty of $75 per unit sold by us based upon the rights. In May 2002, we acquired Color-Spec
Technologies, Inc. in a tax-free, stock-for-stock transaction. Color-Spec Technologies, Inc. became a wholly owned subsidiary of us.

     Also in October, 2001, we entered into a trademark license agreement with Color-Spec Technologies, Inc. and received an exclusive license to use the trademarks "PocketSpec" and "PocketSpec Technologies, Inc. T" for a term of ten years. We use these trademarks in our business.

     We have also applied for several trademark and service mark applications, which are pending. We have applications relating to Colorspec, Pocket Colorspec, BronzeCheck, and Tantone.

     We own two patents. One is Patent No. 6,157,454, entitled Miniature Colorimeter. We have applied for an additional patent on this device, which is pending. We have also applied for two patents regarding the dental application of the Miniature Colorimeter, one of which has been granted. We now have Patent No. 6,525,819, entitled Colorimeter for Dental Applications, which was issued on February 28, 2003. Finally, we have applied for a patent entitled Color Measurement Device.

     In January 2003, we entered into a technology transfer agreement with Solartech, Inc., to acquire an exclusive license to technologies used in the measurement of ultra-violet emissions from tanning beds used in tanning salons. This technology is needed to accurately incorporate bulbs into our tanning industry software products. We paid Solartech, Inc. 200,000 shares of our common stock. We plan to use this technology in a device to be called the Solarmeter(R) Tower. We will pay a royalty of $10 per device sold. We have also agreed to purchase a special sensor at $46 each from Solartech, Inc. We also acquired the right to use the name, Solarmeter(R), which is a name associated with a line of portable UV meters sold worldwide. Our license is for 10 years, with a 10 year renewal period.

     (j) GOVERNMENT REGULATION

     We are not subject to any material governmental regulation or approvals.

     (k) RESEARCH AND DEVELOPMENT

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional capabilities incorporating that technology and maintaining a strategic position with our products. We use the services of six independent contractors in the development of our products. On January 14, 2002 we acquired rights to intellectual property for a total cost of $596,385. The transaction included cash in the amount of $15,000, 1,100,000 shares of common stock valued at $385,000 or $.35 per share, and partial assignment of a $644,403 note receivable from an affiliate, or $196,385 of principal amount.

     In December 2002, we entered into a software development agreement with Mr. Chris Wrigley to develop the USB port capabilities of our products. We pay for these services on an hourly basis.

     In January 2003, we entered into a software development agreement with Tyger POS, of Longmont, Colorado, a restaurant software developer, to write software code and create a set of software products to be used in the indoor tanning salon industry. We expect the project to be completed in June 2003. The contract price is $200,000, payable in increments, based upon their performance.

     We plan to continue to invest significant time and resources in our product development. In addition, we have recruited and plan to continue to recruit electronic and software engineers, as needed, with experience in illumination and detection systems.

     (l) ENVIRONMENTAL COMPLIANCE

     We are not subject to any costs for compliance with any environmental laws.

     (m) SUBSEQUENT EVENT

     On March 4, 2003 we signed an operating lease for office copying equipment. The agreement is effective through November 4, 2007. Monthly lease payments total $1,318.

     On March 7, 2003 certain affiliates and individuals entered into agreements with us to extinguish debt in exchange for stock. One affiliate provided us with $10,000 in the form of a payment to another affiliate along with extinguishments of $275,000 debt principal and interest in the amount of $17,517 for a total amount of $302,517 for 4,321,673 shares of common stock. The stock was valued at $.07 per share.

     Ms. Janet Brophy, an officer and director, as custodian of James Andrew Krupka, provided $8,400 cash to acquire 120,000 shares of common stock valued at $.07 per share.

     An unaffiliated individual provided us with $7,000 cash and extinguished debt principal in the amount of $15,000 and interest in the amount of $399 for a total amount of $22,399 in exchange for 319,992 shares of common stock valued at $.07 per share.

     An unaffiliated individual provided us with $10,500 cash and extinguished debt principal in the amount of $316,164 and interest in the amount of $1,988 for a total amount of $328,652 in exchange for 4,695,022 shares of common stock valued at $.07 per share.

     An unaffiliated individual provided extinguished debt principal in the amount of $50,509 and interest in the amount of $1,085 for a total amount of $51,594 in exchange for 737,064 shares of common stock valued at $.07 per share.

     Our chief financial officer, Cynthia Kettl, provided us with cash totaling $1,998 and extinguished an account payable in the amount of $3,000 for a total amount of $4,998 in exchange for 71,400 shares of common stock valued at $.07 per share.

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

     We own an exclusive technology license agreement with Color-Spec Technologies, Inc., which granted us exclusive rights to all of the Color-Spec Technologies' intellectual property and technology rights for a period of ten years, subject to our payment of a royalty of $75 per unit sold by us based upon the rights. We also own a trademark license agreement with Color-Spec
Technologies, Inc. and received an exclusive license to use the trademarks "PocketSpec", "BronzCheck", "TanTone" and "PocketSpec Technologies Inc." for a term of ten years. We use these trademarks in our business. Color-Spec Technologies, Inc. is now our wholly owned subsidiary.

     We own two patents. One is Patent No. 6,157,454, entitled Miniature Colorimeter. We have applied for an additional patent on this device, which is pending. We have also applied for two patents regarding the dental application of the Miniature Colorimeter, one of which has been granted. We now have Patent No. 6,525,819, entitled Colorimeter for Dental Applications, which was issued on February 28, 2003. Finally, we have applied for a patent entitled Color Measurement Device.

ITEM 3. LEGAL PROCEEDINGS.

     No material legal proceedings of a material nature to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held no shareholders meeting in the fourth quarter of our fiscal year.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

     Since May 2001, our securities have been listed for trading in the Over-the-Counter market on the NASD's "Electronic Bulletin Board." We currently trade under the symbol PKSP. The following table sets forth the high and low bid quotation for our common stock for each fiscal quarterly period of 2003 and the three trading quarters of 2002.

                              Bid Price
                  -----------------------------------

                                   High              Low
                                   ----              ----
                  2003
                  ----
            First Quarter          $0.41             $0.27
         Second Quarter            $0.39             $0.26
         Third Quarter             $0.37             $0.09
         Fourth Quarter            $0.38             $0.08

                                   High              Low
                                   ----              ----
                  2002
                  ----
         Second Quarter            $0.42            $0.05
         Third Quarter             $0.37            $0.05
         Fourth Quarter            $0.40            $0.20

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of January 31, 2003, we had a total of 22,998,630 shares of our common shares outstanding. The number of holders of record of our common stock at that date was approximately 158.

     (c) DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

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

     (e) BLUE SKY COMPLIANCE

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.


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

Overview

     We concluded our real estate business during January 2002, when we sold our remaining parcel of real estate located in Elbert County, Colorado. We do not anticipate any further real estate investments. We have sold all of our notes receivable for cash or exchange of debt principal that we maintained in conjunction with the real estate transactions. We believe that the end of our real estate business will enable us to focus on our direction of technology and the development of our new color-measuring technology.

     On December 4, 2001 we changed our name to PocketSpec Technologies Inc. to identify and better describe us. We acquired from Color-Spec Technologies, Inc., which is an affiliate of ours, an exclusive worldwide license for the manufacturing and marketing rights for a hand-held device for measuring and comparing color of objects and light emission. We acquired these rights pursuant to a technology license agreement on October 3, 2001. In addition, the agreement assigned rights to a pending utility patent covering the color technology and application, as well as three additional provisional patents that use the technology in other applications including geology. A major thrust for us will be to develop color-comparing technology. We have the right to use the trademark "PocketSpec" we believe that this will allow us to market a family of products under the same "PocketSpec" name.

     Our acquisition of intellectual property from Color-Spec Technologies, Inc. will be a long-term development. We have what we believe to be an excellent team to develop the technology. The combination of personnel, capital, and technology should accelerate our development and the opportunities for our shareholders. We believe that we are set to expand.

Our Operations

     We have two current products. The first is our PocketSpec ColorQATM. The other is our PocketSpec BronzCheck(TM). At the present time, we are producing both the ColorQA units and BronzCheck units.

     We sell our products directly to end user markets through direct mailings, including email and physical mailings through the US Postal Service and through trade shows and expositions. We use independent contractors as sales personnel. We have two web sites for sales. We added on-line purchasing in May 2002. The web sites are www.pocketspec.com for the ColorQA product and www.bronzcheck.com, with www.tantone.net linked for our BronzCheck product. We accept credit cards.

     During the last fiscal year, we completely revamped and redesigned our marketing program for our products. For the present, we have abandoned attempts to enter corporate sales to larger companies and government agencies. We previously expended significant resources to pursue these markets and were unsuccessful. We believe that the use of direct mailings can give us the flexibility to improve our effectiveness as well as conserve our resources. We use in-house printing for our promotional materials.

Results of Operations

     We began generating operating revenues in our color comparison business during this fiscal year. We incurred a loss for the year ended January 31, 2003 totaling $ 1,183,372 compared to a loss of $1,040,934 for the year ended January 31, 2002. Our loss for the year ended January 31, 2003 was due to the start up costs involved with developing our color comparison business. Our loss for the year ended January 31, 2002 was due to a deferred gain on the sale of our Arapahoe County property in the amount of $192,336 and an expense in the amount of $601,811 for research and development costs and $608,579 for general and administrative expenses. In addition, we incurred a loss on the final sale of our Elbert County, Colorado property in the amount of $165,428. Our loss per share, on a fully diluted basis, was $0.066 per share for the year ended January 31, 2003, compared to a loss of $.121 per share for the year ended January 31, 2002.

     We had total revenues of $128,248 for the year ended January 31, 2003. Total cost of sales, which in the fiscal year ended January 31, 2003 consisted of costs of manufacturing, was $79,199.

     Total operating expenses, which consisted of general and administrative expenses, were $1,438,771 for the year ended January 31, 2003, compared to $1,210,390 for the year ended January 31, 2002. The major components of general and administrative expenses are research and development, legal, accounting, commissions, wages, rent, and stock based compensation, and other expenses.

     We recorded stock-based compensation in the amount of $61,852 during the year ended January 31, 2003.

     We recorded stock-based compensation in the amount of $160,320 during the year ended January 31, 2002, which represented common stock that was issued for services provided to us along with common stock issued for promotion through public relations organizations and web-site development and maintenance. The common stock was valued at the closing price of the stock on the date of issue.

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

     Between January 12, 2002 and January 31, 2002, we sold part of the above $85,000 note to non-affiliates. Net cash received on the partial assignment of the note totaled $55,845. We discounted the partial assignment and charged $6,205 to operating expenses. The current carrying balance on the promissory note totaled $22,950 at January 31, 2002.

     We have not been profitable since we entered the color comparison business. We believe that we have begun to generate enough sales to potentially reach a break-even during the second fiscal quarter. For the coming fiscal year, we plan to vigorously market our technology and develop our operations.

Liquidity and Capital Resources

     We began generating operating revenues in our color comparison business during this fiscal year. We incurred a loss for the year ended January 31, 2003 totaling $ 1,183,372 compared to a loss of $1,040,934 for the year ended January 31, 2002. Our net cash from used by operating activities was $1,143,624 and $538,399 for the year ended January 31, 2002.

     We have not been profitable since we entered the color comparison business. We believe that we have begun to generate enough sales to potentially reach a break-even during the second fiscal quarter. For the coming fiscal year, we plan to vigorously market our technology and develop our operations. Even with our marketing plan we will continue to have liquidity issues. If we are unsuccessful in achieving positive results form operations, we may be required to curtail operations, liquidate assets, or enter into capital or financing arrangements on terms, which may have an adverse effect on future operations.

         Our net cash and cash equivalents were $6,451 as of January 31, 2003, compared to $39,895 as of January 31, 2002. Net cash received from investing activities totaled $404,541 as of January 31, 2003 and $149,663 for January 31, 2002. Cash from investing activities came from receipts and sales of notes receivable and sale of stock for January 31, 2003 while cash for investing activities for the year ended January 31, 2002 came from sales of property and notes receivable, and receipts from repayment of loans.

     Our net cash received from financing activities was $701,966 for the year ended January 31, 2003, compared to having received $424,180 for the year ended January 31, 2002. Cash from financing activities totaled $867,642, which came as loans from affiliates and third parties, and sale of stock for the year ended January 31 2003. Cash from financing activities totaled $1,879,487, which came as loans from affiliates and third parties for the year ended January 31 2002. Financing activities were repaid in the total amount of $79,470 for the fiscal year ended January 31, 2003 and a total amount of $1,358,828 for the fiscal year ended January 31, 2002.

     For the fiscal year ended January 31, 2002 cash received from financing activities came from an affiliate for the amount of $200,000 that was recorded as additional paid in capital during the third quarter ended October 21, 2001. Other cash received came from the exercise of 173,000 shares of common stock options by a former director in our second quarter. Total cash received from the exercise of stock options was $47,575.

     We have an amount receivable of $2,000 from our CEO and prepaid expenses of $1,723 at January 31, 2003. The prepaid expenses consist of insurance premiums and deposits on future trade shows and expositions for the year ended January 31, 2003.

     During the year ended January 31, 2003 we had no outstanding stock options. All stock options representing 150,000 shares of common stock with an option price of $.275 per share were cancelled. The options were originally granted on July 18, 2001. We credited the original transaction valued at $16,500 to additional paid in capital on our balance sheets.

     While we have been profitable in the past, we have not been profitable over the short term, while we attempt to develop operations in our color comparing technology business.

     During the next twelve months, we plan to use our internal cash flow and perhaps private placement funds as the principal method to finance the commercialization of our technologies. We do not intend to pay dividends in the foreseeable future.


     New Accounting Pronouncements

     In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. As of January 31, 2003, the Company does not have a stock option plan in existence, however; if the Company chooses to in the future they will be subject to these guidelines.

Significant Accounting Policies and Estimates

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

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of these significant accounting policies can be found in PocketSpec Technologies Inc.'s (PST's) Notes to Consolidated Financial Statements include in this Form 10-KSB. The estimates used by management are based upon PST's historical experiences combined with managements' understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of PST as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission, inventories, deferred income taxes, allowance for doubtful accounts, and allowance for sales returns.

The valuation of inventories involves complex judgments on our part. Excess finished goods inventories are a natural component of market demand of our products. We continually evaluate and balance the levels of inventories based on sales projections and historical product demand. While certain finished goods items will sell out quantities of other finished goods items will remain. These finished goods are reserved as excess inventory. We believe we have adequate control with respect to the amount of finished goods inventories that are anticipated to become excess, while we believe this process produces a fair valuation of inventories, changes in general economic conditions of our products could materially effect valuation of our inventories.

We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

ITEM 7. Financial Statements.

                                      INDEX


                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Report of Independent Certified Public Accountant                           F-3

Consolidated Balance Sheet, January 31, 2003                                F-4

Consolidated Statements of Operations for the years ended
   January 31, 2003 and 2002                                                F-5

Consolidated Statement of Changes in Shareholders' Equity,
   January 31, 2001 through January 31, 2003                                F-6

Consolidated Statements of Cash Flows, for the years ended
   January 31, 2003 and 2002                                                F-8

Notes to Consolidated Financial Statements                                  F-10

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
PocketSpec Technologies, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of PocketSpec Technologies, Inc. and Subsidiaries as of January 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PocketSpec Technologies, Inc. and Subsidiaries as of January 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



By: /s/ HEIN + ASSOCIATES LLP
       --------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
April 3, 2003

Independent Auditors' Report

To the Board of Directors and Shareholders:
PocketSpec Technologies, Inc.


We have audited the accompanying consolidated balance sheet of PocketSpec Technologies, Inc. (the "Company") and subsidiary as of January 31, 2002 (not separately included herein), and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PocketSpec Technologies, Inc. as of January 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in the accompanying consolidated financial statements, the Company entered into material transactions with related parties. Such transactions are not at terms equivalent to arms-length transactions under generally accepted accounting principles. Accordingly, the operating results presented may not be indicative of the operating results had the Company not entered into these related party transactions.



By: /s/ CORDOVANO AND HARVEY, P.C.
    ------------------------------
Cordovano and Harvey, P.C
Denver, Colorado
April 28, 2002

                          POCKETSPEC TECHNOLOGIES INC.
                           Consolidated Balance Sheet
                                   (Audited)

                                                                         January 31,
                                                                            2003
                                                                         -----------
                                     Assets
Current assets:
     Cash and Cash Equivalents                                           $     6,451
     Trade receivables (Note 6)                                                2,545
     Indebtedness from related party (Note 5)                                  2,000
     Inventory at cost (Note 6)                                              250,356
     Prepaid expenses                                                          1,723
                                                                         -----------
            Total current assets                                             263,075

Fixed assets: (Note 3)
     Furniture and fixtures, net of accumulated depreciation of $7,016        41,826
     Office equipment, net of accumulated depreciation of $6,999              27,265
     Molds, net of accumulated depreciation of $28,210                        86,056
                                                                         -----------
            Total fixed assets                                               155,147

Intangible assets: (Note 4)
     Patent costs, net of accumulated amortization of $21,338                147,040
     Trademark costs, net of accumulated amortization of $1,979               17,181
     License rights, net of accumulated amortization of $5,555                 4,444
     License rights, net of accumulated amortization of $-0-                  24,000
     License rights, net of accumulated
        amortization of $97,024                                            1,358,338
                                                                         -----------
            Total assets                                                 $ 1,969,225
                                                                         ===========

                      Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable
     Accounts payable, other                                             $    91,474
     Accounts payable, related party (Note 5)                                 48,507
     Accrued liabilities, other                                                5,152
     Accrued liabilities, related party (Note 5)                              20,000
     Accrued interest, other (Note 6)                                          9,950
     Accrued interest, related party (Note 5)                                 13,611
     Short term loans, related party (Note 5)                                 44,000
     Notes payable (Note 6)                                                  395,664
     Note payable, related party (Note 5)                                    280,800
                                                                         -----------
        Total current liabilities                                            909,158

Commitments (Notes 10 and 12)                                                   --

Shareholders' equity: (Note 8)
     Common stock, $0.001 par value, 50,000,000 shares authorized,
        23,028,630 shares issued, 22,998,630 shares outstanding               22,999
     Additional paid-in capital                                            3,251,480
     Treasury stock, excess of $.001 par value,
        30,000 shares at cost                                                (10,606)
     Accumulated deficit                                                  (2,203,806)
                                                                         -----------
            Total shareholders' equity                                     1,060,067
                                                                         -----------
                                                                         $ 1,969,225
                                                                         ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Operations
                                    (Audited)
                                                                         Twelve Months Ended
                                                                              January 31,
                                                                     ----------------------------
                                                                        2003             2002
                                                                     ------------    ------------
Revenues
      Sales revenues                                                 $    128,248    $       --

Cost of sales:
      Cost of merchandise sold                                             79,199            --
                                                                     ------------    ------------

                  Gross margin                                             49,049            --

Operating expenses:
      General and administrative expenses                               1,083,695         431,234
      General and administrative-stock based compensation (Note 8)         61,852         160,320
      General and administrative expenses-related parties (Note 5)         25,500          17,025
      Research and development costs                                      115,160         601,811
      Depreciation                                                         40,906            --
      Amortization                                                        111,658            --
                                                                     ------------    ------------
                  Total general and administrative expenses             1,438,771       1,210,390

                  Operating (loss)                                     (1,389,722)     (1,210,390)

Other income (expense):
      Other income                                                           --            12,900
      Interest income (expense)                                             4,783        (169,508)
      Gain on sale of assets acquired from related party (Note 5)           9,231          94,228
                                                                     ------------    ------------
                  Total other income (expense)                             14,014         (62,380)

                  (Loss) before provision for income taxes             (1,375,708)     (1,272,770)

Provision for income tax (expense) benefit                                   --              --
                                                                     ------------    ------------
                  Net (loss)                                           (1,375,708)     (1,272,770)

Discontinued operations:
      Income (loss) of Real Estate Opportunities, Inc. (including
          gain on disposal of $192,336) (Note 5)                          192,336         231,836
      Income tax (expense) benefit                                           --              --
                                                                     ------------    ------------
      Income (loss) on discontinued operations                            192,336         231,836

                  Net (loss)                                         $ (1,183,372)   $ (1,040,934)
                                                                     ============    ============

Net income (loss) per share (basic and diluted):
      Continuing operations                                          $     (0.077)   $     (0.148)
                                                                     ============    ============
      Discontinued operations                                        $      0.011    $      0.027
                                                                     ============    ============
      Net income (loss)                                              $     (0.066)   $     (0.121)
                                                                     ============    ============
      Basic and diluted shares used for computation                    17,932,064       8,580,278
                                                                     ============    ============

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity


                                                  Common    Treasury             Additional     Common
                                                  Stock      Stock                Paid In       Stock       Retained
                                                  Shares     Shares    Amount     Capital       Options     Earnings       Total
                                                ----------  --------  ---------  ----------    ---------   -----------  ------------

     Balance January 31, 2001                    6,872,433      --    $  6,873   $  20,473      $16,500    $   20,500    $   64,346

May 2001, stock based compensation
     recognized on shares issued for services       50,000      --           50       7,950         --            --          8,000
June 2001, shares of common stock issued
     in exchange for property                      695,000      --          695     277,305         --            --        278,000
Stock based compensation recognized
     on shares issued for services                  64,500      --           64      10,256         --            --         10,320
July 2001, shares of common stock issued
     on shares in exchange for property            714,285      --          714     199,286         --            --        200,000
Exercise of stock options for cash                 173,000      --          173      47,402         --            --         47,575
Stock based compensation recognized
     on shares issued for services                 275,000      --          275      43,725         --            --         44,000
Stock based compensation recognized on shares
     issued for promotional services               250,000      --          250      39,750         --            --         40,000
August 2001, stock options of 150,000
     shares cancelled                                 --        --         --        16,500      (16,500)         --              0
September 2001, shares repurchased                 (59,500)     --          (59)    (12,199)        --            --        (12,258)
October 2001, stock based compensation
     recognized on shares issued for services       95,000      --           95      19,705         --            --         19,800
Shares issued in exchange for intellectual
     property, related party                       700,000      --          700     139,300         --            --        140,000
Additional paid in capital recorded for
     cash on above transaction                        --        --         --       200,000         --            --        200,000
Shares repurchased                                 (54,500)     --          (55)    (16,380)        --            --        (16,435)
November 2001, stock based compensation
     recognized on shares issued for services       70,000      --           70      18,130         --            --         18,200
Shares issued in exchange for note
     receivable, related party                     100,000      --          100      29,900         --            --         30,000
Shares cancelled                                   (16,500)     --          (16)     (5,351)        --            --         (5,367)
Shares repurchased                                    --     (17,000)       (17)     (3,720)        --            --         (3,737)
December 2001, shares repurchased                     --     (57,000)       (57)    (15,030)        --            --        (15,087)
January 2002, stock based compensation
     recognized on shares issued for services       60,000      --           60      19,940         --            --         20,000
Shares issued for intellectual property          1,100,000      --        1,100     383,900         --            --        385,000
Shares repurchased                                    --     (37,850)       (38)    (10,320)        --            --        (10,358)


                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity


                                                  Common    Treasury             Additional     Common
                                                  Stock      Stock                Paid In       Stock       Retained
                                                  Shares     Shares    Amount     Capital       Options     Earnings       Total
                                                ----------  --------  ---------  ----------    ---------   -----------  ------------

Net loss for the year                                 --        --         --          --           --      (1,040,934)  (1,040,934)
                                                ----------  --------  ---------  ----------    ---------   -----------  ------------
Balance January 31, 2002                        11,088,718  (111,850) $  10,977  $1,410,522         --     $(1,020,434) $   401,065
                                                ==========  ========  =========  ==========    =========   ===========  ============

February 2002 shares repurchased                      --     (74,858)       (75)    (25,690)        --            --        (25,765)
February 2002, shares cancelled                    (79,000)     --         --          --           --            --              0
March, 2002 shares repurchased                        --     (36,992)       (37)    (12,913)        --            --        (12,950)
March 2002, shares cancelled                       (33,358)     --           (1)       (177)        --            --           (178)
March 2002, shares issued for stock based
   compensation                                     30,000      --           30      10,670         --            --         10,700
April 2002, shares repurchased                        --     (75,500)       (76)    (27,066)        --            --        (27,142)
May 2002, shares repurchased                          --     (27,000)       (27)     (8,874)        --            --         (8,901)
May 2002, stock acquired from Color-Spec
   Technologies, Inc.                                 --    (700,000)      (700)        700         --            --              0
May 2002, shares issued for Color-Spec
   Technologies, Inc.                            8,316,353      --        8,316   1,378,734         --            --      1,387,050
June 2002, shares repurchased                         --      (7,500)        (7)     (2,962)        --            --         (2,969)
July 2002 shares repurchased - Gill & Assoc           --     (23,000)       (23)     (8,279)        --            --         (8,302)
July 2002, shares cancelled                       (901,850)  901,850       --          --           --            --              0
September 2002, shares issued for stock
   based compensation                               78,000      --           78      21,522         --            --         21,600
October 2002, sale of common stock, related
   parties                                       1,165,000      --        1,165     115,335         --            --        116,500
October 2002, common stock exchanged for debt    2,430,000      --        2,430     240,570         --            --        243,000
October 2002, sale of stock to individuals         436,996      --          438      61,308         --            --         61,746
October 2002, shares issued for stock based
   compensation                                      5,000      --            5         795         --            --            800
October 2002, shares issued for stock based
   compensation                                     10,000      --           10       1,590         --            --          1,600
October 2002, shares cancelled                     (13,000)   13,000       --          --           --            --              0
December 2002,  common stock issued for
  payable                                          130,000      --          130      34,303         --            --         34,433
December 2002, shares issued for stock based
   compensation                                     70,625      --           71      15,252         --            --         15,323
January 2003,  shares issued for stock based
   compensation                                     95,146      --           95      11,734         --            --         11,829
January 2003,  shares issued for intellectual
   property                                        200,000      --          200      23,800         --            --         24,000
Net loss for the year                                 --        --         --          --           --      (1,183,372)  (1,183,372)
                                                ----------  --------  ---------  ----------    ---------   -----------  -----------
Balance January 31, 2003                        23,028,630   (30,000) $  22,999  $3,240,874    $    --     $(2,203,806) $ 1,060,067
                                                ==========  ========  =========  ==========    =========   ===========  ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Cash Flows
                                    (Audited)
                                                                                     Twelve Months Ended
                                                                                         January 31,
                                                                                 --------------------------

                                                                                    2003           2002
                                                                                 -----------    -----------
Cash flows from operating activities:
      Net income /loss                                                           $(1,183,372)   $(1,040,934)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
          Depreciation and amortization                                              148,565           --
          Stock-based compensation (Note 8)                                           61,852        160,320
          Non-cash interest expense, related parties (Note 5)                         53,433           --
          Non-cash interest expense, other (Note 6)                                    5,625         41,758
          Non-cash portion of research and development costs                            --          581,385
          Discount on sale of note receivable (Note 6)                                45,198         30,137
          Gain on sale of assets, related party                                     (192,336)       (94,228)
          Gains (Note 5)                                                            (227,004)
          (Increase) decrease in:
              Accounts receivable, trade                                              (2,545)          --
              Inventory                                                             (250,357)          --
              Prepaids and accruals                                                   (1,723)        (2,172)
          Increase (decrease) in:
              Payables, accruals, and other, net                                     271,889          2,670
              Deferred gain on sale of property, related party                          --            9,669
                                                                                 -----------    -----------
                   Net cash used by operating activities                          (1,043,771)      (538,399)
                                                                                 -----------    -----------

Cash flows from investing activities:
      Cash received on disposition of participation interest, related party             --          144,290
      Cash paid for property additions, related party (Note 5)                       (69,065)          --
      Cash paid for property additions, other (Note 6)                              (121,385)      (255,932)
      Cash paid for intangibles (Note 6)                                             (34,040)       (16,227)
      Loans made, related party (Note 5)                                              (2,497)          --
      Proceeds from sale of assets, related party                                       --           62,052
      Proceeds from sale of assets, other                                               --           45,000
      Proceeds from repayment of short term loan, related party (Note 5)               7,700           --
      Proceeds from repayment of notes receivable, related party (Note 5)             30,054           --
      Proceeds from sale of property bond                                               --           13,200
      Proceeds from sale of note receivable, related party (Note 5)                     --          101,435
      Proceeds from sale of note receivable, other (Note 6)                          493,921         55,845
                                                                                 -----------    -----------
                   Net cash received (used) by investing activities                  304,688        149,663
                                                                                 -----------    -----------

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Cash Flows
                                    (Audited)

                                                                                     Twelve Months Ended
                                                                                         January 31,
                                                                                 --------------------------

                                                                                    2003           2002
                                                                                 -----------    -----------
Cash flows from financing activities:
      Principal payments paid on notes (Note 6)                                       (3,500)      (393,417)
      Principal payments paid on notes, related party                                   --         (236,011)
      Repayment of short term loans, other                                              --          (60,000)
      Principal payments paid on notes, related party (Note 5)                          (200)          --
      Repayment of short term loans, related parties (Note 5)                        (75,770)      (669,400)
      Proceeds from short term loans, related parties (Note 5)                        75,770        669,400
      Proceeds from borrowing, other (Note 6)                                        100,000           --
      Proceeds from borrowing, related parties (Note 5)                               99,689        195,752
      Repayment of short term borrowings, other                                         --          670,000
      Repayment of note receivable, related party                                       --             --
      Indebtedness of related parties                                                   --          (33,237)
      Repayment of indebtedness, related party                                          --           25,537
      Repayment of note receivable, related party                                       --           71,223
      Proceeds from revenue funding, related parties (Note 5)                        374,562           --
      Proceeds from revenue funding, other (Note 6)                                   39,375           --
      Cash paid to acquire stock (Note 8)                                            (86,206)       (63,242)
      Proceeds from exercised stock options                                             --           47,575
      Proceeds from issuance of common stock (Note 8)                                 61,746           --
      Proceeds from issuance of common stock, related party (Notes 5 & 8)            116,500           --
      Contributed capital, related party                                                --          200,000
                                                                                 -----------    -----------
                   Net cash provided by financing activities                         701,966        424,180
                                                                                 -----------    -----------

Net change in cash                                                                   (37,117)        35,444
Cash and cash equibalents at beginning of period                                      43,568          4,451
                                                                                 -----------    -----------
                   Cash and cash equivalents at end of period                    $     6,451    $    39,895
                                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
          Interest                                                               $     6,732    $   134,480
                                                                                 ===========    ===========
          Income taxes                                                           $      --      $     4,734
                                                                                 ===========    ===========
      Non-cash investing and financing activities:
          Common stock issued for acquisition of Color-Spec Technologies, Inc.   $ 1,387,050    $      --
                                                                                 ===========    ===========
          Common stock issued for property                                       $      --      $   478,000
                                                                                 ===========    ===========
          Common stock issued for note receivable                                $      --      $    30,000
                                                                                 ===========    ===========
          Common stock issued to acquire intangibles                             $    24,000    $   140,000
                                                                                 ===========    ===========
          Common stock issued for services                                       $    61,852    $      --
                                                                                 ===========    ===========
          Common stock issued to repay revenue entitlement funding               $   284,485    $      --
                                                                                 ===========    ===========
          Common stock issued to repay payables                                  $    34,433    $      --
                                                                                 ===========    ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

Note 1:  Basis of presentation

(a)  Organization and Basis of Presentation

We were incorporated on January 1, 2000 as FJK Millennium Fund V, Inc. and subsequently changed our name to FJK Opportunities, Inc. On April 6, 2000, we merged with an affiliate, Real Estate Opportunities, Inc. (formerly Monument Galleries, Inc.), a Colorado corporation, incorporated on May 15, 1998. We acquired tracts of raw land and developed them into residential lots for sale to homebuilders. In addition, we acquired, for redevelopment, a commercial rental property in Denver, Colorado. During the year ended January 31, 2002, we sold all of our real estate holdings and effective during our third fiscal quarter of 2001, we changed our business plan and became a developer of color comparing instruments.

On December 4, 2001, our shareholders voted in favor of two amendments to our Articles of Incorporation. The first amendment approved was our name change from Real Estate Opportunities, Inc. to PocketSpec Technologies Inc. The second amendment approved our changing our authorized shares of common stock from 10,000,000 to 50,000,000 shares. Our shareholders also elected four nominees to our board of directors and ratified our selection of auditors for our fiscal year ending January 31, 2003.

In May 2002, we acquired Color-Spec Technologies, Inc. in a tax-free, stock-for-stock transaction. We exchanged a total of 8,316,353 shares of our common stock in exchange for 100% of the common stock of Color-Spec Technologies, Inc., which became a wholly owned subsidiary of us.

Our consolidated financial statements include the accounts of the Company and our wholly owned subsidiary. All inter-company transactions have been eliminated in consolidation.

We are a technology company, which is in the business of developing and marketing color comparison devices. Previously, we were engaged in certain real estate activity since inception through January 31, 2002. Inherent in our business are various risks and uncertainties, including our limited operating history, historical operating losses, and the success of recent change in business plans. Our plans include continuing to develop our color-measuring technology and marketing our products. Our future success will be dependent upon our ability to market an effective and competitive color-comparing instrument on a timely and cost-effective bases.

(b) Liquidity and Capital Resources

We began generating operating revenues in our color comparison business during this fiscal year. We incurred a loss for the year ended January 31, 2003 totaling $ 1,183,372 compared to a loss of $1,040,394 for the year ended January 31, 2002. We have a working capital deficit of $646,083 as of January 31, 2003. Our loss for the year ended January 31, 2003 was due to the start up costs involved with developing our color comparison business. Our loss for the totaling $ 1,183,372 compared to a loss of $1,040,394 for the year ended January 31, 2002. We have a working capital deficit of $646,083 as of January totaling $ 1,183,372 compared to a loss of $1,040,394 for the year ended

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

totaling $ 1,183,372 compared to a loss of $1,040,394 for the year ended January 31, 2002. We have a working capital deficit of $646,083 as of January 31, 2003. Our loss for the year ended January 31, 2003 was due to the start up costs involved with developing our color comparison business. Our loss for the year ended January 31, 2002 was due to a deferred gain on the sale of our Arapahoe County property in the amount of $192,336 and an expense in the amount of $601,811 for research and development costs along with and expense for stock based compensation in the amount of $1,632,876 recorded by Color-Spec Technologies, Inc. In addition, we incurred a loss on the final sale of our Elbert County, Colorado property in the amount of $165,428.

We have not been profitable since we entered the color comparison business. We believe that we have begun to generate enough sales to potentially reach a break-even during the second fiscal quarter. For the coming fiscal year, we plan to vigorously market our technology and develop our operations. Even with our marketing plan we will continue to have liquidity issues. If we are unsuccessful in achieving positive results form operations, we may be required to curtail operations, liquidate assets, or enter into capital or financing arrangements on terms, which may have an adverse effect on future operations.

(c) Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

(d) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Our net cash and cash equivalents were $6,451 as of January 31, 2003, compared to $43,568 as of January 31, 2002

(e) Revenue and Cost Recognition

Costs that clearly relate to sales of the Company's color comparison products are charged to earnings when incurred. Revenues from sales of products are recognized at the time of shipment of product. Customers have the right to return products for 90 days after purchase. Defective products are repaired or replaced at our discretion. Refunds are issued either by check or credit as necessary.

(f) Inventory

Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at January 31, 2003 consisted of finished goods. We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

(g) Intangible Assets

The Company acquired an exclusive, worldwide license under a technology license agreement for the manufacturing and marketing rights to a hand-held device for comparing the color of objects and light emission. In addition, the agreement assigned rights to a pending utility patent covering the color technology and applications for trademarks and patent protection for the ColorQA and the BronzCheck devices and related technologies. In January 2003, the Company entered into a technology transfer agreement to acquire an exclusive license to technologies used in the measurement of ultra-violet emissions from tanning beds used in tanning salons.

All electronic components used within our products are readily available. All optical, mechanical and packaging components are unique to us but use standard injection mold practices for manufacturing of these components. The Company attempt to incorporate previously used programming codes and electronics in planning for future products. At the present time, we do not plan to produce or assemble products outside of our direct control.

Costs of acquiring the exclusive rights are reflected as intangibles in the accompanying consolidated financial statements. The costs of such rights are recovered at the time the rights are sold or otherwise disposed of. Related income is recognized when earned. The license rights are amortized over ten (10) years.

(h) Impairment of Intangible Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement No. 144). Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective February 1, 2002. Pursuant to SFAS No. 142, other intangible assets but must be tested for impairment at least annually. The Company has performed both the transitional impairment test and annual impairment test required by SFAS No. 142, using certain valuation techniques, and has determined that no impairment exists at this time. It is possible but not predictable that a change in the Company's business, market capitalization, operating results or other factors could affect the carrying value of intangible assets and cause an impairment write-off.

(i) Income Taxes

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


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

(j) Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25, where applicable, and provide the pro forma disclosure provisions of SFAS No. 123.

(k) Transfer Pricing of Transactions Among Related Entities

The Company accounts for certain related party transactions in accordance with SEC policies. The SEC staff has stated that assets should be valued at their historical cost in a transfer of assets between companies under common control.

(l) Earnings Per Share

Basic earnings per share are generally calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if all grants, agreements, and contracts to issue shares were exercised or converted. Diluted income per share is the same as basic income per share for the years ended January 31, 2003 and 2002.

(m) New Accounting Pronouncements

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. As of January 31, 2003, the Company does not have a stock option plan in existence, however; if the Company chooses to in the future they will be subject to these guidelines.

Note 2: Acquisition of property

     (a) In order to obtain specific intellectual property, on May 31, 2002 the Company acquired 100% of the issued and outstanding common shares of Color-Spec Technologies, Inc. (Color-Spec) in a stock-for-stock acquisition. Color-Spec has developed and holds the rights to a product line of color comparing instruments. Under the terms of the acquisition, each shareholder of Color-Spec received one common share of PocketSpec for each common share of Color-Spec owned. The Company issued a total of 8,316,353 restricted shares of common stock in connection with this transaction. As 50% of Color-Spec was owned by the president and controlling shareholder of Pocket-Spec, that portion of the consideration has been recorded at historical cost. The remaining 50% of the consideration issued for Color-Spec was valued at the market price of the Company's common stock on May 31, 2002 of $1,455,362. The amount of the purchase price assigned to each major asset and liability of Color-Spec is as follows:

          Current Assets                       $     5,615
          Fixed Assets, net                          4,992
          License rights                         1,455,362
          Current liabilities                          150

          The following unaudited pro-forma results of operations are for the Company and Color-Spec as if the acquisition had taken place on February 1, 2002:

                                         Year Ended           Year Ended
                                         January 31,          January 31,
                                            2003                 2002
                                         -------------        --------------

          Revenue                         $    128,248         $          -
          Net (Loss)                       (1,283,712)          (3,099,544)
          Loss per share                        (0.06)               (0.18)
          Weighted average shares
            Outstanding                     20,704,181           16,896,631

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          The amortization period for the license rights are 10 years. The results of the Color-Spec business have been consolidated with those of Pocket-Spec effective May 31, 2002.

     (b) During the third quarter of our fiscal year ended January 31, 2003 the Company entered into a trademark license agreement with Solartech, Inc. located in Michigan. The purpose of the agreement was to acquire use of its hand held solar meters for use with the Company's hand held color-measuring devices, primarily the BronzCheckTM product line. Terms of the agreement include a non-exclusive right to use the Licensed Mark in the promotion of solar meters for a period of ten
          (10) years. The property was acquired for 200,000 shares of common stock valued at $24,000 or $.12 per share.


Note 3: Buildings, property, equipment and depreciation.

Building, property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: building, 39 years; building improvements, 39 years; furniture, 7 years; equipment, 5 years; and molds, 3 years. Depreciable assets consisted of the following at January 31, 2003:

                  Furniture                                         $    48,842
                  Equipment                                              34,264
                  Molds                                                 114,266
                                                                    -----------
                                                                        197,372
                  Less accumulated depreciation                         (42,225)
                                                                    -----------
                                                                    $   155,147

Note 4: Intangible assets and amortization

Intangible assets consisted of the following at January 31, 2003:

                  Patent costs                                      $   168,378
                  Trademark                                              19,160
                  License agreements                                     33,999
                  PocketSpec license agreement                        1,455,362
                                                                    -----------
                                                                      1,676,899
                  Less accumulated amortization                     $  (125,896)
                                                                    -----------
                                                                    $ 1,551,003

Note 5: Related party transactions

Asset Realization, Inc. (ARI), B7 Brand, LLC (B7B), Cape Aloe Corp., (CAC), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies, Inc., (CST), Krupka & Associates, LLC (K&A), F. Jeffrey Krupka (FJK), Janet Brophy (JB), Krupka-Brophy Profit Sharing Plan (KBP), and Platinum Financial Fund, LLC (PFF), Wraith Moon House, LLC (WMH) are affiliates of our Company by either common ownership or by common management.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

     (a) A remaining receivable balance from our CEO totals $2,000, which we anticipate will be paid during the next fiscal quarter.

     (b)  Acquisition of property

          On March 22, 2002 we acquired assets from PFF. The assets were purchased at predecessor cost, or net book value in the amount of $53,165 per our affiliate's cost basis less accumulated depreciation. FJK, our CEO, acquired additional assets totaling $15,900 for PocketSpec Technologies Inc. through use of his personal line of credit. For the year ended January 31, 2003, we have reimbursed FJK a total amount of $15,900 for depreciable asset purchases.

     (c) The Company had accounts payable due to FJK in the amount of $48,507 from purchases and payments made by FJK on behalf of the Company through use of his personal line of credit.

     (d) Accrued interest for the year ended January 31, 2003 totaled $13,562 for B7B, $29 to WMH, and $20 to JB for the year ended January 31, 2003.

     (e)  Short term loans

          During the fourth quarter ended January 31, 2003, B7B loaned the Company $23,250 and JB loaned the Company $22,439 and $10,000 from FJK, which was converted into notes payable. The Company also borrowed $44,000 from JB for $24,000 and $20,000 from CAC for operating capital, which remains outstanding. The short-term loans total $99,689.

     (f)  Notes payable

          During the year ended January 31, 2003, the Company received $161,937 from assignment agreements for the sale of specific units to be produced at a later time. The financial arrangement covered the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders.

          We received cash from ARI in the amount of $43,312 for 330 units, $113,125 from B7B for 862 units, and $5,500 from WMH for 40 units. The terms of the agreements included finance charges on a per unit basis, or approximately $19 per unit. Interest expensed on the financial arrangement totaled $23,058.

          The Company entered into an agreement with FJK to convert $40,317 from accounts payable owed to FJK into a note payable. JB also loaned the Company $32,438 for operating capital. B7B received an assignment from FJK and JB in the amount of $72,755 for the loans plus interest in the amount of $495 for a total amount of $73,250. Additionally, B7B received an assignment from ARI for its entitlement to future revenues plus interest, or $43,313 and $6,187, respectively, or a total amount from ARI of $49,500 as part of the transaction. B7B also converted its entitlement of future revenues and interest in the amounts of $113,125 and $15,875 for a total amount of $129,000. The amounts were converted into a note payable totaling $251,750. B7B also loaned the Company an

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          additional $23,250 to complete the note payable in the amount of $275,000. The $275,000 note payable to B7B bears interest at 15% per annum and is due and payable in one lump sum including interest on or before October 3, 2003. The total amount due and payable on October 3, 2003 is $275,000 principal and $41,250 interest.

          The Company converted $5,500 from WMH plus interest totaling $500 into a note payable to WMH. A principal payment in the amount of $200 was paid to WMH during December 2002. The total of notes payable is $275,000 to B7B and $5,800 to WMH.

     (g)  General and administrative expenses

          During February 2002, the Company received $20,000 from CST to cover the cost of additional legal fees paid for the continued costs of patents. The Company paid legal fees in the amount of $20,000 and expensed the cost in the accompanying financial statements.

          On March 5, 2002 the Company entered into a new office lease agreement with CCC. The agreement requires $4,000 per month rental of office space commencing April 1, 2002 and continuing through April 1, 2007. The agreement also requires payment of the yearly property tax. During the year ended January 31, 2003 we paid CCC $40,000 for office rent. We had accrued rent payable in the amount of $20,000 at January 31, 2003.

          FJK reimbursed the Company $2,500 for office space used for managing other affiliated companies. The Company also reimbursed FJK $94,465 for travel, inventory purchases, and other expenses. The amounts have been recorded in the accompanying financial statements.

     (h)  Other income

          During the fiscal year ended January 31, 2003 the Company recognized a gain on the sale of real property in the amount of $192,336. The gain had been deferred from a prior period due to the sale of the property to PFF, an affiliate. The original agreement with PFF was for consideration of $2,800,000 in cash, debt assumption and notes. PFF assumed all outstanding debt obligations on the property. We accepted a note receivable from PFF in the amount of $644,403. Terms of the note included monthly principal and interest payments of $30,000 beginning December 1, 2001 and maturing on December 1, 2002. The carrying value of the property totaled $1,941,664 and encumbrances totaled $1,489,2876.

          We deferred the gain on the sale in the amount of $192,336 until PFF sold the property or we received payment in full on the $644,403 promissory note either by selling the note or applying payments from PFF to the note.

     (i)  Interest expense

          The Company recorded non-cash interest expense to related parties

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          totaling $53,433 from transactions for the year ended January 31, 2003. $23,058 interest was incurred from B7B. An additional $30,375 interest expense was incurred in a transaction with KBP when KBP's revenue entitlement was converted to stock.

     (j)  Loans between related parties

          During the year ended January 31, 2003 the Company loaned CST $2,000 and FJK $497. The short-term loans were repaid during the year. The total amount loaned to affiliates was $2,497.

          During the year ended January 31, 2003, ARI repaid the Company $2,700 for a loan made in a prior year. CST repaid the Company $2,000, K&A repaid $500 for a loan made in a prior year, and FJK $2,500 on a loan made in a prior year. Total proceeds from loan repayments were $7,700.

          During the year ended January 31, 2003, we received payments from PFF applied to a note receivable totaling $33,054.

          Prior to the year ended January 31, 2003, the Company borrowed $25,000 for B7B, $48,000 from FJK, and $2,770 from PFF. The total amount borrowed for operating capital was $75,770.

          The Company repaid short-term loans in the amount of $25,000 to B7B, $2,770 to PFF, and $48,000 to FJK. Total amount repaid to affiliates for short-term loans was $75,770.

     (k)  Revenue funding

          During the year ended January 31, 2003, the Company received $374,562 from assignment agreements for the sale of specific units to be produced at a later time. The financial arrangement covered the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders.

          We received cash from ARI in the amount of $43,312, $113,125 from B7B, $212,625 from KBP, and $5,500 from WMH. The terms of the agreements included finance charges on a per unit basis, or approximately $19 per unit. Total interest expensed on the financial arrangement totaled $52,938.

     (l)  Issuance of common stock

          During the year ended January 31, 2003 the Company sold a total of 1,165,000 shares of common stock to affiliates. AGO purchased 185,000 shares for $18,500, CAC purchased 555,000 shares for $55,500, and ARI purchased 425,000 shares for $42,500. Total cash received from affiliates was $116,500.


     (m) During the year ended January 31, 2003 the CEO and CFO along with an employee took a reduction in monthly salary in order to help reduce

                          POCKETSPEC TECHNOLOGIES INC.
                         Notes to Consolidated Financial


          operating costs and enhance cash flows for the Company. The salary reductions were effective October 15, 2002. Cost savings created in the salary reductions total $35,963. The reductions will continue until the Company becomes profitable.


Note 6: Transactions with non-affiliates

     (a) For the year ended January 31, 2003 the Company had accounts receivable totaling $2,545. The Company acquired inventory for use in the production of its color measuring product lines. The value of the inventory at January 31, 2003 totaled $250,357. The Company had payables in the amount of $271,889 net and also acquired assets totaling $121,385 and acquired intangibles totaling $34,540 for cash.

     (b) As of January 31, 2003, the Company had accrued interest payable for notes payable to individuals totaling $9,950.

     (c) During the year ended January 31, 2003 the Company paid debt principal in the amount of $3,500. The Company also has notes payable to individuals totaling $395,664. The Company borrowed $50,000 from an individual for operating capital during the year ended January 31, 2003. The Company paid the debt in full during July 2002 by selling notes receivable and accrued interest to date for $2,401 cash, net. In exchange for the notes receivable and cash, the Company acquired from the individual, a note receivable from PFF in the amount of $160,857, which was sold. Accrued interest and interest expense on the $50,000 note payable totaled $1,136. The Company also borrowed $50,000 from a profit sharing plan during the fourth quarter of this year. Terms of the notes are listed below.

          Note payable to an individual for $316,164 bearing interest at 6% with monthly payments of $3,000 starting Feb 1, 2003 and maturing December 18, 2003.

          Note payable to an individual for $14,500 bearing interest at 6% due with principal and interest totaling approximately $14,938 on June3, 2003.

          Note payable to a profit sharing plan for $50,000 with interest at 12% with payments of $1,707 due on January 31, 2003 and the principal and interest of $52,120 due May 10, 2003.

          Note payable to an individual for $15,000 with interest at 12% due with principal and interest in the amount of $15,311 on February 17, 2003.

     (d) During the year ended January 31, 2003, the Company received $78,750 from assignment for the sale of specific units to be produced at a later time. The financial arrangement covers the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders.

                          POCKETSPEC TECHNOLOGIES INC.
                         Notes to Consolidated Financial


          We received cash from individuals totaling $78,750 for 600 units. The terms of the agreements include finance charges on a per unit basis, or approximately $19 per unit. Cost of the financing totaled $5,625. $39,375 of the $78,750 was converted to sales of units including 236 BronzCheck units, 20 ColorQA units, and 7 ColorCheck units. The individual also paid the Company an additional $9,000 for the total amount of sale of $48,375.

          Non-cash interest expense in the amount of $5,625 was recorded when two individuals converted their rights to receive future revenues into notes payable. $26,250 of the $316,164 note payable above had accrued interest due in the amount of $3,750 and $13,125 of the $15,000 note payable had accrued interest due in the amount of $1,875.

     (e) Discount on sale of note receivable was recorded when the Company sold portions of a note receivable from PFF to individuals for cash. Total cash received on the sale of the note was $293,316. Non-cash discount totaled $45,198. Additional notes receivable sold for cash totaled $200,605. The $493,921 cash acquired from the sales was used for operating capital.

     (f) During the fiscal year for 2003, the Company reacquired 944,850 shares of its common stock for cash totaling $86,206. The Company recorded the transactions as treasury stock in the accompanying financial statements.

     (g) Other transactions during the year ended January 31, 2003 included the Company entering into a lease agreement for storage space. The lease agreement requires monthly payments of $500 per month on a year-to-year basis. Lease payments started May 1, 2002.

Note 7: Operating leases

We have an operating lease for our office space located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with B7B an affiliate of our President, F. Jeffrey Krupka. We pay B7B $4,000 per month on a triple net lease, along with real estate taxes, property insurance, maintenance and repairs, telephone expenses, and other normal expenses of the property.

We also have an operating lease for office copying equipment. The agreement was signed on March 4, 2003 and is effective through November 4, 2007. Monthly lease payments total $1,318.

In addition, we have a lease for storage space that was effective on May 1, 2002 and is renewable on an annual basis. The monthly rental amount is $500.

Total monthly leases payments are approximately $5,818. Total amount paid for the year ended January 31, 2003 was $58,279.

Future minimum lease payments under the office and equipment leases described above are approximately as follows.

                          POCKETSPEC TECHNOLOGIES INC.
                         Notes to Consolidated Financial


           Year                                    Year
           ----                               --------------
           2004                               $       68,498
           2005                                       69,816
           2006                                       63,816
           2007                                       25,180
                                              --------------
                                              $      227,310
                                               =============


Note 8: Shareholders' equity

     (a)  Stock based compensation, related parties

          During the first quarter of our fiscal year ending January 31, 2003 the Company issued 5,000 shares of its common stock to an employee as a bonus. The stock was valued at $1,850, or $.37 per share. The Company also issued 5,000 shares to a director for services provided to the Company. The stock was valued at $1,850 or $.37 per share.

          During the third quarter of our fiscal year ended January 31, 2003 the Company issued 30,000 shares of its common stock to employees for services. The stock was valued at $6,000 or $.20 per share.

          During the fourth quarter of our fiscal year ended January 31, 2003 the Company issued 5,000 shares of its common stock to an employee for services. The stock was valued at $1,200 or $.24 per share.

          Total common stock shares issued for stock based compensation to related parties were 45,000 shares valued at $10,900, which was expensed in the accompanying financial statements.

     (b)  Sale of shares of common stock to related parties.

          During the third quarter of our fiscal year ended January 31, 2003 the Company sold 1,165,000 shares of its common stock to affiliates. AGO purchased 185,000 shares for cash totaling $18,500. CAC purchased 555,000 shares for cash totaling $55,500. ARI purchased 425,000 shares for cash totaling $42,500. Total cash received from the transactions was $116,500, which was used for operating capital.

     (c) Exchange of shares of common stock for debt and interest, related parties

          KBP acquired 2,430,000 shares of common stock valued at $243,000 in exchange for debt, and accrued interest related to future revenue entitlements. KBP entered into an agreement with the Company to exchange its entitlement to future revenues plus interest for stock. The transaction totaled $243,000, or principal of $212,625 plus interest in the amount of $30,375. 2,430,000 shares of common stock were issued at the closing market price of $.10 per share.


     (d)  Stock based compensation, other

                          POCKETSPEC TECHNOLOGIES INC.
                         Notes to Consolidated Financial


          During the first quarter of our fiscal year ended January 31, 2003, the Company issued 20,000 shares of its common stock to individuals for promotion of the Company. The shares were valued at $7,000 or $.35 per share.

          During the third quarter of our fiscal year ended January 31, 2003 the Company issued 48,000 shares of its common stock to individuals for promotion of the Company. The shares were valued at $15,600 or $.33 per share.

          During the third quarter of our fiscal year ended January 31, 2003 the Company issued 15,000 shares of its common stock to individuals for Company promotion. The shares were valued at $2,400, or $.16 per share.

          During the fourth quarter of our fiscal year ended January 31, 2003 the Company issued 160,771 shares of its common stock to individuals for promotion of the Company. The shares were valued at $25,952 or $.14 per share. Total common stock shares issued for stock based compensation to non-affiliates of the Company for services were 243,771 shares valued at $50,952, which was expensed in the accompanying financial statements.

     (e)  Sale of shares of common stock to others

          During the fiscal year ended January 31, 2003, the Company sold 436,996 shares of its common stock to individuals for cash totaling $61,746. The cash was used for operating capital.

     (f)  Exchange of stock for payable

          During the fiscal year ended January 31, 2003, the Company exchanged 130,000 shares of its common stock to extinguish an account payable to a vendor. The valued of the stock at the time issued was $34,433.

     (g)  Shares issued to acquire property

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

          During the third quarter of our fiscal year ended January 31, 2003 the Company entered into a trademark license agreement with Solartech, Inc. located in Michigan. The purpose of the agreement was to acquire use of its hand held solar meters for use with the Company's hand held color-measuring devices, primarily the BronzCheckTM product line. Terms of the agreement include a non-exclusive right to use the Licensed Mark in the

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          promotion of solar meters for a period of ten (10) years. The property was acquired for 200,000 shares of common stock valued at $24,000 or $.12 per share.

     (h)  Shares of common stock reacquired and cancelled

          During the fiscal year ended January 31, 2003 the Company reacquired 244,850 shares of its common stock for cash totaling $86,029. The Company reacquired 700,000 shares of its common stock when it acquired Color-Spec Technologies, Inc. The Company cancelled 1,027,208 shares and returned the shares to authorized and not issued status.


Note 9: Income taxes

Under SFAS No. 109 deferred taxes result from temporary  differences between the
financial   statement   carrying  amounts  and  the  tax  bases  of  assets  and
liabilities. The components of deferred taxes are as follows:

                                                            Deferred Tax
                                                          Assets (Liability)
Non-Current:
     Property and equipment                                 $    (10,000)
     Net operating losses                                       1,631,000
Net non-current deferred tax asset before
     Valuation allowance                                        1,621,000
Valuation allowance                                           (1,621,000)
                                                            -------------
Total non-current deferred tax asset                        $   -
                                                            ===============

The net non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2003 increased $1,223,000 and increased $741,000 in 2002.

At January 31, 2003 we have approximately $4,395,000 available in net operating loss carry-forwards, which begin to expire from 2016 to 2017. Usage of these carry forwards may be limited in the future due to changes in ownership.

Total income tax expense for 2003 and 2002 differed from the amounts computed by applying the US Federal statutory tax rates to pre-tax income as follows:

                                                            January 1, 2000
                                         Year Ended             Through
                                         January 31,          January 31,
                                            2003                 2002
                                         --------------     ----------------
U.S statutory federal rate                (34.00)%             (34.00)%
State income tax rate, net
     of Federal income tax benefit         (3.30)%              (3.30)%
Increase (reduction) in valuation
     related to net operating loss
     carry-forward and change in
     temporary differences                 37.30%               37.30%
                                         --------------     ----------------
                                            --                     --
                                         ==============     ================

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


Note 10: Commitments

The Company has employment agreements with Mr. Krupka, Ms. Kettl, and Ms. Brophy. Mr. Krupka's agreement runs from November 1, 2002 through December 31, 2007. Under this agreement, Mr. Krupka is paid $5,000 per month with an increase to $10,000 per month once the Company generates $60,000 per month in product sales for two consecutive months. Mr. Krupka will be additionally compensated when the Company generates $100,000 per month in product sales for two consecutive months.

The Company's agreement with Ms. Kettl runs from November 1, 2002 through December 31, 2007. Under this agreement, Ms. Kettl is paid $5,000 per month with an increase to $6,500 per month once the Company generates $60,000 per month in product sales for two consecutive months. Ms. Kettl will be additionally compensated when the Company achieves $100,000 per month in product sales for two consecutive months.

Our agreement with Ms. Brophy runs from January 1, 2002 through December 31, 2005. Under this agreement, Ms. Brophy is paid $8,630 per month.


Note 11: Concentrations

During the year ended January 31, 2003 we received a total amount of $39,375 for the rights to receive future revenues from sales of our products. The transaction was converted to sales of units including 236 BronzCheck units, 20 ColorQA units, and 7 ColorCheck units. The individual also paid the Company an additional $9,000. The total value of the sale was $48,375, which represents approximately 37.7% of our sales for the year. The transaction was cash and an account receivable was not recorded.

During the year ended January 31, 2003 we purchased significant amounts of inventory from several suppliers. We have approximately six vendors from which we purchase electronic components and two suppliers for our molded housing and battery components. We believe that if we were to lose or terminate the services of our plastic injection molder for our housing components, we have sufficient inventory and another supplier that we can contact in order to continue production of our necessary component parts.


Note 11: Reclassification

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.


Note 12: Subsequent events.

On March 4, 2003 we signed an operating lease for office copying equipment. The agreement is effective through November 4, 2007. Monthly lease payments total $1,318.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


On March 7, 2003 affiliates and individuals entered into agreements with the Company to extinguish debt in exchange for stock. B7B provided the Company with $10,000 in the form of a payment to CAC along with extinguishments of $275,000 debt principal and interest in the amount of $17,517 for a total amount of $302,517 for 4,321,673 shares of common stock. The stock was valued at $.07 per share. Janet Brophy, as custodian of James Andrew Krupka, provided $8,400 cash to acquire 120,000 shares of common stock valued at $.07 per share.

An individual provided the Company with $7,000 cash and extinguished debt principal in the amount of $15,000 and interest in the amount of $399 for a total amount of $22,399 in exchange for 319,992 shares of common stock valued at$.07 per share.

An individual provided the Company with $10,500 cash and extinguished debt principal in the amount of $316,164 and interest in the amount of $1,988 for a total amount of $328,652 in exchange for 4,695,022 shares of common stock valued at $.07 per share.

An individual provided extinguished debt principal in the amount of $50,509 and interest in the amount of $1,085 for a total amount of $51,594 in exchange for 737,064 shares of common stock valued at $.07 per share.

The Company's CFO, Cynthia Kettl, provided the Company with cash totaling $1,998 and extinguished an account payable in the amount of $3,000 for a total amount of $4,998 in exchange for 71,400 shares of common stock valued at $.07 per share.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

On June 5, 2002, our Board of Directors voted to change our Certifying Accountants from Cordovano and Harvey, P.C. to Hein + Associates, LLP. On June 6, 2002 Hein + Associates, LLP finalized their client background check and formally accepted us as a client for the fiscal 2003 audit. Cordovano and Harvey, P.C. has rendered opinions on our audit for the past two years. The change in Certifying Accountants was made so that we could utilize the specific accounting experience and expertise of Hein + Associates, LLP.

There were no disagreements between us and Cordovano and Harvey, P.C. with respect to our accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the former Certifying Accountant's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. We have authorized Cordovano and Harvey, P.C. to respond fully to inquiries of Hein + Associates, LLP concerning our financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Executive Officers, their ages and positions held with us as of January 31, 2002 are as follows:


                                           YEAR BECAME            POSITION
      NAME                 AGE              DIRECTOR              IN COMPANY
-----------------          ---              -----------           -----------

F. Jeffrey Krupka          47               1999                  President,
                                                                  Director &
                                                                  Chairman of
                                                                  The Board

Cynthia Kettl              55               2000                  Treasurer &
                                                                  Director

Janet Brophy               48               2001                  Secretary &
                                                                  Director

Gregg Wagner               44               2002                  Director

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

F. Jeffrey Krupka. Mr. Krupka has been our Chief Executive Officer and President since September 1999. He has also been a member and manager of Krupka and Associates, LLC, which is the sole owner of Platinum Financial Fund, LLC, a private investment company, since 1998. From October 1995 to 1998, he was the owner of Krupka and Associates, LLC, a private investment company. He has been involved in real estate in Colorado since 1985 and securities investment activities since 1991.

Cynthia Kettl. Ms. Kettl has been our Treasurer and CFO since September 1999. She has been involved with Platinum Financial Fund, LLC, a private investment company, since 1998 and was employed by Krupka and Associates, LLC, a private investment company from October 1995 to 1998. Ms. Kettl received a Bachelor's degree in Business Management from Metropolitan State College in 1981, a Bachelor's degree in Accounting from Metropolitan State College in 1998, and an Associates Degree in Business from Community College North Denver in 1977.

Janet Brophy. Ms. Brophy has been our Secretary and one of our Directors since May 2001. From 1988 to 1998, she was involved in the off site management of apartment buildings in the Denver, Colorado area and other real estate activities. She was a homemaker from 1998 until she joined us in May 2001. She has been involved in real estate oriented businesses since 1978. Ms. Brophy attended Arizona State University.

Gregg Wagner. Mr. Wagner has been one of our Directors since September 2002. From 1998 to the present, he has been the owner and design consultant for LOMA, Incorporated, a private firm, which produces optical products. From 1993 to 1998, he was Senior Mechanical Design Engineer for IVI Corporation, a private mechanism, illuminator, and optics design firm. He has been involved with optical design since 1979. He holds one patent and has five patents pending in the optical design area. Mr. Wagner attended the University of Colorado.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires Our officers and directors and persons owning more than ten percent of the Outstanding Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally,
Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. None of our officers or directors made timely Form 3 or 4 filings. All officers and directors, except Mr. Wagner, did make timely Form 5 filings. Mr. Wagner has filed his Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the Summary Compensation Table for the Chief Executive Officer and the other compensated executive officers other than the Chief Executive Officer who was serving as executive officers at the end of the last three completed fiscal years. Except as indicated in the footnotes to this section, no other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Only our Chairman received in excess of $100,000 in compensation, but since October 2002, our Chairman has a $60,000 annual compensation, subject to adjustment based on company performance.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                                 Long Term Compensation
                           ---------------------------                          ---------------------------
                                 Awards Payouts
                                            ----------------------------
Name                                                            Other
Restricted                         All
And                                           Salary            Annual            Stock            LTIP
Other
Principal                                  Compensation         Bonus          Compensation       Award(s)
Options/
Position                       Year            ($)                ($)             ($)
----------                 ----------       ----------        ----------        ----------       ----------
F. Jeffrey                      2002        $  169,348              --
Krupka                          2001        $  133,253              --
Chairman (1)                    2000        $     -0-

Cynthia                         2002        $   66,807              --
Kettl                           2001        $   13,982              --
Treasurer (2)                   2000        $    2,400              --

Janet                           2002        $   96,300              --
Brophy                          2001        $   14,017              --
Secretary(3)                    2000        $      -0-              --

Roger                           2002        $   32,750              --
Hutchison                       2001        $   14,017              --
Former Director(4)              1999        $      -0-              --

Gregg                           2002        $   36,000              --
Wagner                          2001        $   25,000              --
Director(5)                     2000        $      -0-              --

(1) We have an employment agreement with Mr. Krupka, which runs from November 1, 2002 through December 31, 2007. Under this agreement, he is paid $5,000 per month, with an increase to $10,000 once the Company generates $60,000 per month in product sales for two consecutive months. Mr. Krupka will be additionally compensated when the Company generates $100,000 per month in product sales for two consecutive months.

(2) Our agreement with Ms. Kettl, which runs From November 1, 2002 through December 31, 2007. Under this agreement she is paid $5,000 per month. Ms. Kettl's salary will be increased to $6,500 per month, once the Company generates $60,000 per month in product sales for two consecutive months. Ms. Kettl will be additionally compensated when the Company achieves $100,000 per month in product sales for two consecutive months.

(3) Ms. Brophy became an officer and director in 2001. We have an employment agreement with her, which runs from January 1, 2002 through December 31, 2005. Under this agreement, she is paid $8,630 per month.

(4) Mr. Hutchison resigned in 2002.

(5) Mr. Wagner will be compensated as required for needed product design at $75 per hour, payable in restricted stock valued at the lowest trading price for the month of the work performed.

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

2002 STOCK COMPENSATION PLAN

We have a current registration statement on Form S-8 for our 2002 Stock Compensation Plan I. A total of 700,000 shares have been registered under the plan. We have issued a total of 439,177 shares and no options under this plan as of January 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of January 31, 2003, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. As of January 31, 2003, there were a total of 22,998,630 shares issued and outstanding.

  NAME AND ADDRESS                  AMOUNT AND NATURE OF             PERCENT
 OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP (1)(2)          CLASS
-----------------------          ---------------------------         -------

F. Jeffrey Krupka(3)(4)                   3,302,309                   14.36%
3225 East 2nd Ave
Denver, Colorado 80206

Cynthia Kettl                               204,429                    0.89%
3225 East 2nd Ave
Denver, Colorado 80206

Janet Brophy (4)                          5,419,660                    23.57%
6195 South Akron Way
Greenwood Village, Colorado 80111

Gregg Wagner                              1,078,785                     4.69%
1368 Cedar Avenue
Boulder, CO 80304

All Officers and Directors as a Group    10,005,183                    43.50%
(four persons)

(1)    All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) Includes shares owned of record by Mr. Krupka. Includes shares owned of record by B7 Brand, LLC, Asset Realization, Inc., Advanced Gas & Oil Corp, Cape Aloe Corp, Platinum Financial Fund, LLC, and Krupka-Brophy Profit Sharing Plan which are entities controlled by Mr. Krupka. Includes 15,536 shares owned jointly by Mr. Krupka and Ms. Brophy, but does not include shares owned by the Krupka-Murr Gift and Education Foundation, for which Mr. Krupka disclaims beneficial ownership. Does not include any shares owned by Mr. Krupka's parents or children, for which he disclaims any beneficial ownership.

(4) Janet Brophy is the wife of F. Jeffrey Krupka. Mr. Krupka disclaims beneficial ownership of her shares, except for 15,536 shares, which are jointly owned with her and included in her total. Does not include shares owned by Ms. Brophy's children, for which she disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our business office is located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with an organization affiliated with our President, F. Jeffrey Krupka. We pay this organization $4,000 per month on a triple net lease, along with real estate taxes, property insurance, maintenance and repairs, telephone expenses, and other normal expenses of the property. We have granted Mr. Krupka the non-exclusive use of the leased property for himself and as an office location for his other business interests, as consideration for the November 1, 2002 employment agreement

     We have terminated previous agreements with CD ROM, USA, Inc. and CD ROM, Inc., which are private companies owned by Mr. Roger Hutchison, who was one of our directors at the time. Under our agreement with CD ROM, Inc., he is an approved supplier of products.

     We paid our Treasurer, Ms. Kettl, a total of $66,807 for accounting services during the 2003 fiscal year.

     Asset Realization, Inc. (ARI), B7 Brand, LLC (B7B), Cape Aloe Corp., (CAC), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies, Inc., (CST), Krupka & Associates, LLC (K&A), F. Jeffrey Krupka (FJK), Janet Brophy (JB), Krupka-Brophy Profit Sharing Plan (KBP), and Platinum Financial Fund, LLC (PFF), Wraith Moon House, LLC (WMH) are affiliates of our Company by either common ownership or by common management.

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

     On October 3, 2001 we signed two agreements with Color-Spec Technologies, Inc. to acquire rights to the POCKETSPEC trademarks and to license the right to develop the POCKETSPEC color measuring devices. The second agreement provides us with the license required in order to continue the development of the POCKETSPEC color measuring devices. We issued 700,000 of our common shares to Color-Spec Technologies as part consideration for the license.

     During the fiscal year ended January 2002, we received from PFF proceeds totaling $144,290 from the sale of its participation interest in American Tire Corporation stock (ATC).

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

     We borrowed $195,752 from the Krupka-Brophy Profit Sharing Plan for funding our operations. We consolidated two notes payable and accrued interest to date with the $195,752 into one note payable in the amount of $510,000. One note payable in the amount of $89,836 bears interest at 10% due in full on August 1, 2002. One note payable in the amount of $218,499 bears interest at 10% due in full on August 1, 2002. The new note payable in the amount of $510,000 bears interest at 12% due in full on September 24, 2002. PFF subsequently assumed the note payable when we sold our Arapahoe County, Colorado property.

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

     During the 1st quarter period ended April 30, 2002 the Company formed three wholly owned limited liability companies. The Company advanced a total amount of $7,500, or $2,500 to each company in order to provide financing by the Company. The names of the companies were PocketSpec Cosmetics, LLC, PocketSpec Dental, LLC, and PocketSpec Dermatology, LLC. The purpose of the formation of the three limited liability companies was to grant certain rights to each LLC to enable the Company and the LLC's to combine their respective efforts and cooperate in the joint development of specific color-measuring devices and ranges of visible light, ultra-violet, and infra-red frequencies, and for development of biomedical analytical devices.

     During December 2002, the limited liability companies were dissolved due to issues incurred in developing markets and products originally intended for the LLC's business plans. The Company absorbed the debt from the LLC's since they were wholly owned subsidiaries. Debt totaled $285,000 in the form of notes payable to an individual as part of a $316,164 note payable.

     During the third quarter of our fiscal year ended January 31, 2003 the Company entered into a trademark license agreement with Solartech, Inc. located in Michigan. The purpose of the agreement was to acquire use of its hand held solar meters for use with the Company's hand held color-measuring devices, primarily the BronzCheckTM product line. Terms of the agreement include a non-exclusive right to use the Licensed Mark in the promotion of solar meters for a period of ten (10) years. The property was acquired for 200,000 shares of common stock valued at $24,000 or $.12 per share.

     During the year ended January 31, 2003, we received $161,937 from assignment agreements for the sale of specific units to be produced at a later time. The financial arrangement covered the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders.

     We received cash from ARI in the amount of $43,312 for 330 units, $113,125 from B7B for 862 units, and $5,500 from WMH for 40 units. The terms of the agreements included finance charges on a per unit basis, or approximately $19 per unit. Interest expensed on the financial arrangement totaled $23,058.

     During the fiscal year ended January 31, 2003, we entered into an agreement with FJK to convert $40,317 from accounts payable owed to FJK into a note payable. JB also loaned the Company $32,438 for operating capital. B7B received an assignment from FJK and JB in the amount of $72,755 for the loans plus interest in the amount of $495 for a total amount of $73,250. Additionally, B7B received an assignment from ARI for its entitlement to future revenues plus interest, or $43,313 and $6,187, respectively, or a total amount from ARI of $49,500 as part of the transaction. B7B also converted its entitlement of future revenues and interest in the amounts of $113,125 and $15,875 for a total amount of $129,000. The amounts were converted into a note payable totaling $251,750. B7B also loaned us an additional $23,250 to complete the note payable in the amount of $275,000. The $275,000 note payable to B7B bears interest at 15% per annum and is due and payable in one lump sum including interest on or before October 3, 2003. The total amount due and payable on October 3, 2003 is $275,000 principal and $41,250 interest.

     During the fiscal year ended January 31, 2003, we converted $5,500 from WMH plus interest totaling $500 into a note payable to WMH. A principal payment in the amount of $200 was paid to WMH during December 2002. The total of notes payable is $275,000 to B7B and $5,800 to WMH.

     During the year ended January 31, 2003 we paid CCC $40,000 for office rent. FJK reimbursed the Company $2,500 for office space used for managing other affiliated companies. The Company also reimbursed FJK $94,465 for travel, inventory purchases, and other expenses. The amounts have been recorded in the accompanying financial statements.

     During the fiscal year ended January 31, 2002, we recognized a gain on the sale of real property in the amount of $192,336. The gain had been deferred from a prior period due to the sale of the property to PFF, an affiliate. The original agreement with PFF was for consideration of $2,800,000 in cash, debt assumption and notes. PFF assumed all outstanding debt obligations on the property. We accepted a note receivable from PFF in the amount of $644,403. Terms of the note included monthly principal and interest payments of $30,000 beginning December 1, 2001 and maturing on December 1, 2002. The carrying value of the property totaled $1,941,664 and encumbrances totaled $1,489,2876.

     During the fiscal year ended January 31, 2002, we deferred the gain on the sale in the amount of $192,336 until PFF sold the property or we received payment in full on the $644,403 promissory note either by selling the note or applying payments from PFF to the note.

     Prior to the year ended January 31, 2003, we borrowed $25,000 for B7B, $48,000 from FJK, and $2,770 from PFF. The total amount borrowed for operating capital was $75,770.

     During the year ended January 31, 2003, we repaid short-term loans in the amount of $25,000 to B7B, $2,770 to PFF, and $48,000 to FJK. Total amount repaid to affiliates for short-term loans was $75,770.

     During the year ended January 31, 2003, we borrowed $23,250 from B7B, $46,439 from JB, $20,000 from CAC, and $10,000 from FJK. Total amount borrowed was $99,689. Amounts borrowed from B7B were consolidated into a note payable.

     During the year ended January 31, 2003, we received $374,562 from assignment agreements for the sale of specific units to be produced at a later time. The financial arrangement covered the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders.

     During the year ended January 31, 2003, we received cash from ARI in the amount of $43,312, $113,125 from B7B, $212,625 from KBP, and $5,500 from WMH.
The terms of the agreements included finance charges on a per unit basis, or approximately $19 per unit. Total interest expensed on the financial arrangement totaled $52,938.

     During the year ended January 31, 2003 we sold a total of 1,165,000 shares of common stock to affiliates. AGO purchased 185,000 shares for $18,500, CAC purchased 555,000 shares for $55,500, and ARI purchased 425,000 shares for $42,500. Total cash received from affiliates was $116,500.

     During the year ended January 31, 2003, we acquired inventory for use in the production of its color measuring product lines. The value of the inventory at January 31, 2003 totaled $250,357. We also had payables in the amount of $271,889 and acquired assets totaling $121,385 and acquired intangibles totaling $34,540.

     During the year ended January 31, 2003 the Company paid principal payments totaling $10,484. We have notes payable to individuals totaling $395,664. We borrowed $50,000 from an individual for operating capital during the year ended January 31, 2003. We paid the debt in full during July 2002 by selling notes receivable and accrued interest to date for $2,401 cash, net. In exchange for the notes receivable and cash, we acquired from the individual, a note receivable from PFF in the amount of $160,857 which was been sold. Accrued interest and interest expense on the $50,000 note payable totaled $1,136. We also borrowed $50,000 from a profit sharing plan during the fourth quarter of this year. Terms of the notes are listed below.

         Note payable to an individual for $316,164 bearing interest at 6% with monthly payments of $3,000 starting February 1, 2003 and maturing December 18, 2003.

         Note payable to an individual for $14,500 bearing interest at 6% due with principal and interest totaling approximately $14,938 on June 3, 2003.

         Note payable to a profit sharing plan for $50,000 with interest at 12% with payments of $1,707 due on January 31, 2003 and the principal and interest of $52,120 due May 10, 2003.

         Note payable to an individual for $15,000 with interest at 12% due with principal and interest in the amount of $15,311 on February 17, 2003.

     During the year ended January 31, 2003, we received $78,750 from assignment for the sale of specific units to be produced at a later time. The financial arrangement covers the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders. We received cash from individuals totaling $78,750 for 600 units. The terms of the agreements include finance charges on a per unit basis, or approximately $19 per unit. Cost of the financing totaled $5,625. $39,375 of the $78,750 was converted to sales of units including 236 BronzCheck units, 20 ColorQA units, and 7 ColorCheck units. The individual also paid us an additional $9,000 for the total amount of sale of $48,375.

     During the year ended January 31, 2003, non-cash interest expense in the amount of $5,625 was recorded when two individuals converted their rights to receive future revenues into notes payable. $26,250 of the $316,164 note payable above had accrued interest due in the amount of $3,750 and $13,125 of the $15,000 note payable had accrued interest due in the amount of $1,875.

     During the year ended January 31, 2003, discount on sale of note receivable was recorded when we sold portions of a note receivable from PFF to individuals for cash. Total cash received on the sales of the note was $293,316. Non-cash discount totaled $45,198. Additional notes receivable sold for cash totaled $200,605. The $493,921 cash acquired from the sales was used for operating capital.

     During the year ended January 31, 2003, we reacquired 244,850 shares of its common stock for cash totaling $86,206. The Company reacquired 700,000 shares of its common stock when it acquired Color-Spec Technologies, Inc. The Company cancelled 1,027,208 shares and returned the shares to authorized and not issued status. We recorded the transactions as treasury stock in the accompanying financial statements.

     Other transactions during the year ended January 31, 2003 included the Company entering into a lease agreement for storage space. The lease agreement requires monthly payments of $500 per month on a year-to-year basis. Lease payments started May 1, 2002.

     During the year ended January 31, 2003 the CEO and CFO along with an employee took a reduction in monthly salary in order to help reduce operating costs and enhance cash flows for us. The salary reductions were effective October 15, 2002. Cost savings created in the salary reductions total $35,963. The reductions will continue until we become profitable.

     During the first quarter of our fiscal year ending January 31, 2003 we issued 5,000 shares of its common stock to an employee as a bonus. The stock was valued at $1,850, or $.37 per share. We also issued 5,000 shares to a director for services provided to us. The stock was valued at $1,850 or $.37 per share.

     During the third quarter of our fiscal year ended January 1, 2003 we issued 30,000 shares of our common stock to employees for services. The stock was valued at $6,000 or $.20 per share.

     During the fourth quarter of our fiscal year ended January 31, 2003 we issued 5,000 shares of our common stock to an employee for services. The stock was valued at $1,200 or $.24 per share.

     During the year ended January 31, 2003 total common stock shares issued for stock based compensation to related parties were 45,000 shares valued at $10,900, which was expensed in the accompanying financial statements.

     During the third quarter of our fiscal year ended January 31, 2003 we sold 1,165,000 shares of our common stock to affiliates. AGO purchased 185,000 shares for cash totaling $18,500. CAC purchased 555,000 shares for cash totaling $55,500. ARI purchased 425,000 shares for cash totaling $42,500. Total cash received from the transactions was $116,500 which was used for operating capital.

     During the year ended January 31, 2003 KBP acquired 2,430,000 shares of common stock valued at $243,000 in exchange for debt related to future revenue entitlements. KBP entered into an agreement with the Company to exchange its entitlement to future revenues plus interest for stock. The transaction totaled $243,000, or principal of $212,625 plus interest in the amount of $30,375. 2,430,000 shares of common stock were issued at the closing market price of $.10 per share.

     During the first quarter of our fiscal year ended January 31, 2003, we issued 20,000 shares of our common stock to individuals for promotion. The shares were valued at $7,000 or $.35 per share.

     During the third quarter of our fiscal year ended January 31, 2003 we issued 48,000 shares of its common stock to individuals for promotion. The shares were valued at $15,600 or $.33 per share.

     During the third quarter of our fiscal year ended January 31, 2003 we issued 15,000 shares of our common stock to individuals promotion. The shares were valued at $2,400, or $.16 per share.

     During the fourth quarter of our fiscal year ended January 31, 2003 we issued 160,771 shares of our common stock to individuals promotion. The shares were valued at $25,952 or $.11 per share.

     Total common stock shares issued for stock based compensation to our non-affiliates for services were 243,771 shares valued at $50,952, which was expensed in the accompanying financial statements.

     We sold 436,996 share of its common stock to individuals for cash totaling $61,746. The cash was used for operating capital.

     We exchanged 130,000 shares of its common stock to extinguish an account payable to a vendor. The value of the stock at the time issued was $34,433.

     During the fiscal year ended January 31, 2003 we reacquired 244,850 shares of our common stock for cash totaling $86,206. We reacquired 700,000 shares of our common stock when we acquired Color-Spec Technologies, Inc. We cancelled 1,048,708 shares and returned the shares to authorized and not issued status.


                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this Annual Report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accord with SEC requirements, the President and Chief Financial Officer notes that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company's periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

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

      10.6 +   Technology License Agreement from Color-Spec Technologies, Inc.

      10.7 +   Trademark License Agreement from Color-Spec Technologies,
               Inc.

      10.8 +   Employment Agreement with F. Jeffrey Krupka.

      10.9 +   Employment Agreement with Janet Brophy.

      10.10+   Employment Agreement with Cynthia Kettl.

      10.11+   Employment Agreement with Gregg Wagner.

      10.12    Wrigley Agreement

      10.13    Tyger POS Agreement

      10.14    Amendment to Agreement

      10.15    Solartech Agreement

      10.16    Solartech License Agreement

      10.17    2003 Employment Agreement with Jeff Krupka

      10.18    2003 Employment Agreement with Cynthia Kettl

      99.1     Certification  of Chief  Executive  Officer,  F. Jeffrey  Krupka,
               pursuant  to  18  USC  Section  1350,   as  adopted   pursuant
               to the Sarbanes-Oxley Act of 2002. 99.2 Certification of Chief Financial Officer, Cynthia Kettl, pursuant to 18 USC
               Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.


+ Previously Filed

(c) REPORTS ON FORM 8-K. We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 2002.



                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PocketSpec Technologies Inc.

CHIEF EXECUTIVE OFFICER

Dated: MAY 14, 2003                                 By: /s/ F. JEFFREY KRUPKA
       --------------                                    ----------------------
                                                         F. Jeffrey Krupka
                                                         President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


CHIEF FINANCIAL OFFICER

Dated: MAY 14, 2003                                 By: /s/ CYNTHIA KETTL
       --------------                                    ----------------------
                                                         Cynthia Kettl
                                                         Treasurer


Dated: MAY 14, 2003                                 By: /s/ F. JEFFREY KRUPKA
       --------------                                    ----------------------
                                                         F. Jeffrey Krupka
                                                         Director


Dated: MAY 14, 2003                                 By: /s/ CYNTHIA KETTL
       --------------                                    ----------------------
                                                         Cynthia Kettl
                                                         Director

Dated: MAY 14, 2003                                 By: /s/ JANET BROPHY
       --------------                                    ----------------------
                                                         JANET BROPHY
                                                         Director


Dated: MAY 14, 2003                                By: /s/ GREGG WAGNER
       --------------                                    ----------------------
                                                         GREGG WAGNER
                                                         Director

                                 CERTIFICATIONS





     I, F. Jeffrey Krupka, certify that:


     1. I have reviewed the report being filed on Form 10-KSB by PocketSpec Technologies Inc.;

     2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of PocketSpec Technologies Inc. as of, and for, the periods presented in the report;

     4. I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for PocketSpec Technologies Inc and have:

          i. Designed such disclosure controls and procedures to ensure that material information relating to PocketSpec Technologies Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

          ii. Evaluated the effectiveness of PocketSpec Technologies Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

          iii. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I and the other certifying officer have disclosed, based on our most recent evaluation, to the PocketSpec Technologies Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect PocketSpec Technologies Inc.'s ability to record, process, summarize and report financial data and have identified for PocketSpec Technologies Inc.'s auditors any material weaknesses in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: May 14, 2003                By: /s/ F. JEFFREY KRUPKA
                                            -----------------------
                                                F. Jeffrey Krupka
                                                Chief Executive Officer

     I, Cynthia Kettl, certify that:


1. I have reviewed the report being filed on Form 10-KSB by PocketSpec Technologies Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of PocketSpec Technologies Inc. as of, and for, the periods presented in the report;

4. I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for PocketSpec Technologies Inc and have:

     i.   Designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to PocketSpec Technologies Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

     ii.  Evaluated  the   effectiveness  of  PocketSpec   Technologies   Inc.'s
          disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

     iii. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I and the other certifying officer have disclosed, based on our most recent evaluation, to the PocketSpec Technologies Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect PocketSpec Technologies Inc.'s ability to record, process, summarize and report financial data and have identified for PocketSpec Technologies Inc.'s auditors any material weaknesses in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003                           By: /s/ CYNTHIA KETTL
                                                  -----------------------
                                                      Cynthia Kettl
                                                      Chief Financial Officer