Form 10QSB
period 2003-04-30
POCKETSPEC TECHNOLOGIES INC
filed 2003-06-13
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 2003                         Commission File Number
                  --------------                                0-28759
                                                                -------


                          PocketSpec Technologies Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                    84-1461919
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


 3225 E Second Avenue, Denver, Colorado                                  80206
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


                                 (303) 393-8060
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X   Yes          No
                                    ----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common                                    33,616,684
--------------------------------------------------------------------------------
    Class                     Number of shares outstanding at June 13, 2003


--------------------------------------------------------------------------------
                     This document is comprised of 15 pages.

                                   FORM 10-QSB
1st QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1.  Financial Statements*

Condensed, consolidated balance sheet - April 30, 2003 (Unaudited)          3

Condensed, consolidated statements of operations - Three months ended
       April 30, 2003 and 2002 (Unaudited)                                  4

Condensed, consolidated statements of cash flows - Three months ended
       April 30, 2003 and 2002 (Unaudited)                                  5

Notes to condensed, consolidated financial statements (Unaudited)           6

Item 2.  Management's Discussion and Analysis                               9

Item 3.  Controls and Procedures                                           11


PART II - OTHER INFORMATION


Item 1.  Legal Proceeding                                                  12

Item 2.  Changes In Securities                                             12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Submission of Matters To A Vote of Security Holders               12

Item 5.  Other Information                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 12

Certifications                                                             13

* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                                 Balance Sheets

                                                               April 30,
                                                                 2003
                                                              -----------

                            Assets
Current assets:
     Cash and Cash Equivalents                                $     3,585
     Trade receivables                                              3,548
     Indebtedness from related party (Note 2)                       2,000
     Inventory at cost                                            251,201
     Prepaid, accruals, and other, net                             27,152
                                                              -----------
         Total current assets                                     287,486

Fixed assets:
     Furniture and fixtures, net of accumulated                    40,026
       depreciation of $8,816 (Note 1)
     Office equipment, net of accumulated                          26,448
       depreciation of $8,729  (Note 1)
     Molds, net of accumulated                                     85,731
       depreciation of $38,274 (Note 1)
                                                              -----------
         Total fixed assets                                       152,205

Intangible assets:
     Patent costs net of accumulated
       amortization of $24,154                                    145,583
     License agreements net of accumulated
       amortization of $146,997                                 1,342,365
     Trademark costs net of accumulated
       amortization of $2,298                                      16,861
                                                              -----------
         Total assets                                         $ 1,944,500
                                                              ===========

             Liabilities and Shareholders' Equity
Liabilities:
     Accounts payable                                         $    81,507
     Accounts payable, related party                                2,497
     Accrued liabilities                                            3,182
     Accrued interest, related parties (Note 2)                     4,673
     Accrued interest (Note 3)                                        358
     Indebtedness to related party (Note 2)                        30,000
     Notes payable, related parties (Note 2)                      339,893
     Notes payable (Note 3)                                        14,500
                                                              -----------
         Total libilities                                         476,610

Commitment                                                           --

Shareholders' equity:
     Common stock, $0.001 par value, 50,000,000
         shares authorized, 33,646,684 shares
         issued, 33,616,684 shares outstanding                     33,617
     Additional paid-in capital                                 4,020,426
     Treasury stock, excess of $.001 par value,
         30,000 shares acquired                                   (10,606)
     Accumulated deficit                                       (2,575,547)
                                                              -----------
         Total shareholders' equity                             1,467,890
                                                              -----------
                                                              $ 1,944,500
                                                              ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                            Statements of Operations

                                                         Three Months Ended
                                                              April 30,
                                                      ------------------------
                                                        2003            2002
                                                      ----------    ----------
Revenues
      Product sales                                   $    37,810   $      --

Cost of sales:
      Cost of sales                                        17,254
                                                      -----------   -----------
           Gross margin                                    20,556          --

Operating expenses:
      General and administrative expenses:
        General and administrative                        232,892       310,394
        Stock based compensation (Notes 2 & 4)             61,003       101,350
        Related parties (Note 2)                           12,000         4,000
      Depreciation                                         13,594         2,140
      Amortization                                         47,553           811
                                                      -----------   -----------
           Total general and administrative expenses      367,042       418,695

           Operating income (loss)                       (346,486)     (418,695)

Other income (expense):
      Other income                                          2,370          --
      Interest income (expense)                           (27,624)           12
      Deferred gain on sale of assets to
        related party                                        --         192,336
                                                      -----------   -----------
           Total other income (expense)                   (25,254)      192,348

           Income (loss) before provision
             for income taxes                            (371,740)     (226,347)

Provision for income taxes - benefit                  $      --     $      --
                                                      ===========   ===========
           Net income (loss)                          $  (371,740)  $  (226,347)
                                                      ===========   ===========

Net income (loss) per share:
      Basic                                           $    (0.012)  $    (0.021)
                                                      ===========   ===========
      Number of shares used for computing
        net income (loss) per share                    30,055,017    10,851,843
                                                      ===========   ===========
      Diluted                                         $    (0.012)  $    (0.021)
                                                      ===========   ===========
      Number of shares used for computing
        net income (loss) per share                    30,055,017    10,851,843
                                                      ===========   ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                            Statements of Cash Flows
                                                           Three Months Ended
                                                         April 30,    April 30,
                                                         ---------    ---------
                                                           2003         2002
                                                         ---------    ---------
Cash flows from operating activities:
      Net cash used by operating activities              $(333,847)   $(266,314)
                                                         ---------    ---------

Cash flows from investing activities:
      Cash paid for property, related party (Note 2)          --        (68,615)
      Cash paid for property, other (Note 3)               (10,651)        --
      Cash paid for intangibles, other (Note 3)             (1,359)        --
      Cash paid for inventory                                 --           (500)
      Sale of loans, related party                            --        182,500
      Sale of loans, other                                    --        218,609
      Cash paid to reacquire stock                            --        (66,033)
                                                         ---------    ---------
              Net cash used by investing activities        (12,010)     265,961
                                                         ---------    ---------

Cash flows from financing activities:
      Proceeds from short-term borrowings,
        related party (Note 2)                              30,000         --
      Repayment of principal, related party (Note 2)       (42,107)        --
      Proceeds from loans, related parties (Note 2)        327,200       17,770
      Repayment of indebtedness from related party            --         32,554
      Repayment of indebtedness to related party              --         (2,770)
      Indebtedness of related party                           --         (1,000)
      Sale of stock, related parties, (Notes 2 & 4)         10,398         --
      Sale of stock, other                                  17,500         --
                                                         ---------    ---------
              Net cash provided by financing activities    342,991       46,554
                                                         ---------    ---------

Net change in cash                                          (2,866)      46,201
Cash at beginning of period                                  6,451       39,895
                                                         ---------    ---------
              Cash at end of period                      $   3,585    $  86,096
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for:
          Interest                                       $   3,886    $    --
                                                         =========    =========
          Income taxes                                   $    --      $    --
                                                         =========    =========

      Noncash Investing and Financing Activities:
          Common stock issued for debt, related party    $ 302,517    $    --
                                                         =========    =========
          Common stock issued for debt, other            $ 385,145    $    --
                                                         =========    =========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: Basis of presentation

     (a) The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated January 31, 2003 and should be read in conjunction with the notes thereto.

          In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

     (b)  Inventory

          Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at April 30, 2003 consisted of finished goods. We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

     (c)  Property, equipment and depreciation

          Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $13,594 (unaudited), and $2,140 for the three months period ended April 30, 2003 and 2002, respectively.

          Interim financial data presented herein are unaudited.

Note 2: Related party transactions

          Asset  Realization,  Inc. (ARI), B7 Brand, LLC (B7B), Cape Aloe Corp.,
          (CAC), Cherry Creek Cottage, LLC (CCC), Krupka & Associates, LLC (K&ALLC), F. Jeffrey Krupka (FJK), Janet Brophy (JB), Krupka-Brophy Profit Sharing Plan (KBP), Platinum Financial Fund, LLC (PFF), and Wraith Moon House, LLC (WMH) are affiliates of our Company.

     (a) For the three months period ended April 30, 2003, the Company has an outstanding indebtedness from FJK in the amount of $2,000. It is expected that this receivable will be applied to amounts owed to the FJK for expenses paid by him through use of his personal line of credit.

     (b) The Company has a prepaid rent balance to CCC in the amount of $8,000 through the period ended April 30, 2003. The Company had accrued rent totaling $20,000 from the beginning of the fiscal year and paid an additional $20,000 to CCC. Rent has been prepaid through June 2003.

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          Total amount paid to CCC was $40,000. $12,000 has been expensed for rent and has been recorded in the accompanying financial statements.

     (c) For the period ended April 30, 2003 the Company has payables owed to FJK totaling $2,497. FJK used his personal line of credit to pay expenses for the Company.

     (d) For the period ended April 30, 2003 the Company has accrued interest totaling $4,673 on notes payable owed to affiliates. The Company also borrowed $30,000 from KBP to use as operating capital in order to finance the development of new color-measuring devices.

     (e) The Company has notes payable to affiliates totaling $339,893. Terms of the notes are listed below.

          Note payable to ARI in the amount of $1,500. The note bears interest at 6% and is due with a single payment totaling $1,572 on December 1, 2003

          Note payable to B7B in the amount of $300,000. The Company borrowed $285,000 from B7B during March 2003 for use as operating capital. The terms of the note required payment of $15,000 in interest points which was deducted from the $300,000 principal balance, netting the Company $285,000 cash. The note bears interest at 12% with monthly payments in the amount of $3,750 beginning April 1, 2003 and matures March 24, 2004. B7B has temporarily waived the monthly payment requirement.

          Note payable to CAC in the amount of $50,000. The note bears interest at 6% with monthly payments in the amount of $3,000 beginning March 1, 2003 and matures August 1, 2004. Principal payments totaling $47,107 have been paid along with interest in the amount of $393 through the period ended April 30, 2003.

          Note payable to CAC in the amount of $5,700. The note bears interest at 6% and is due with a single payment totaling $5,975 on December 1, 2003.

          Note payable to JB in the amount of $24,000. The note bears interest at 15% with monthly payments in the amount of $3,000 starting March 1, 2003 and matures November 1, 2003. JB has temporarily waived the monthly payment requirement.

          Note payable to WMH in the amount of $5,800. The note bears interest at 6% and is due with a single payment totaling $5,975 on July 3, 2003.

     (f)  During the period  ended  April 30,  2003 the  Company  issued  27,465
          shares  of  common   stock  to  an  employee   valued  at  $4,211  for
          compensation for services to the Company.

     (g) For the period ended April 30, 2003 the Company expensed interest to affiliates totaling $23,973 in the accompanying financial statements.

     (h) During the fiscal quarter ended April 30, 2003 the Company borrowed $30,000 from KBP. The Company also converted short-term loans in the amount of $20,000 from CAC and $24,000 from JB into notes payable,

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          totaling $44,000. The Company also paid principal amounts of $42,107 to CAC against a note payable totaling $50,000.

     (i) During the first quarter ended April 30, 2003 the Company borrowed $1,500 from ARI, $285,000 from B7B, $35,000 from CAC, $5,700 from CAC totaling $327,200. Amounts borrowed were used for operating capital and development of new color-measuring product lines.

     (j) For the period ended April 30, 2003 the Company converted a note payable in the amount of $275,000 along with accrued interest into stock. The Company received $10,000 cash and converted the note payable for $275,000 with interest in the amount of $17,517, for a total amount of $302,517 for 4,321,673 shares of common stock.

     (k) During the first quarter ended April 30, 2003 the Company sold 120,000 shares of stock to JB for $8,400 cash. The Company also issued 71,400 shares of common stock to the CFO for $1,998 cash and $3,000 from an account payable, for a total amount of $4,998. Cash from the transaction totaled $10,398.

Note 3: Transactions with non-affiliates

     (a) For the three months period ended April 30, 2003 the Company had $3,548 of trade receivables, inventory valued at $251,201, and prepaid expenses totaling $19,152 to non-affiliates.

     (b) For the fiscal quarter ended April 30, 2003 the Company had accounts payable totaling $81,507 and accrued liabilities totaling $3,182, which included $1,869 of property taxes and $1,313 of payroll taxes. The Company also had accrued interest of $358 from a note payable. The note payable is in the amount of $14,500 and bears interest at 6%, with a single payment due in the approximate amount of $14,939 on June 3, 2003.

     (c) During the first quarter ended April 30, 2003 the Company expensed interest to non-affiliates totaling $3,651.

     (d) For the period ended April 30, 2003 the Company acquired depreciable assets for a total amount of $10,651 and paid $1,359 for patent filing fees.

     (e) For the three months ended April 30, 2003 the Company converted notes payable to non-affiliates totaling $381,164 plus accrued interest totaling $3,982 into stock, for a total amount of $385,146. Additional cash in the amount of $17,500 was received from the individuals towards the purchase of 250,000 shares of stock totaling $17,500, which was used for operating capital. Shares issued for the transaction totaled 5,752,078 and were valued at $0.07 per share.

Note 4:  Shareholders' Equity

          During the three months period ended April 30, 2003 the Company issued 27,465 shares valued at $4,211 to an employee in lieu of salary for services provided to the Company. The Company also sold 191,400 shares of stock to two employees/directors for cash totaling $10,398 and an amount payable to the CFO for $3,000. The transaction totaled $13,398.

          For the period  ended  April 30,  2003 the  Company  issued  4,321,673
          shares  of  stock  to  B7B  valued  at   $302,517,   in  exchange  for

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          extinguishment of debt principal in the amount of $275,000, accrued interest through March 7, 2003 totaling $17,517, and cash in the amount of $10,000. The shares were valued at $0.07 per share. The cash was used to repay CAC principal in the amount of $9,737 and accrued interest in the amount of $263.

          During the three months period ended April 30, 2003 the Company issued 325,438 shares of common stock to individuals for services rendered. The valued of the shares was expensed as stock based compensation in the amount of $56,792 and recorded in the accompanying financial statements.

          For the three months ended April 30, 2003 the Company converted notes payable to non-affiliates totaling $381,164 plus accrued interest totaling $3,982 into stock, for a total amount of $385,146. Additional cash totaling $17,500 was received from individuals, which was used for operating capital. Shares issued for the transaction totaled 5,752,078 and were valued at $0.07 per share, or a total amount of $402,645.


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

We realized total revenues of $37,810 for the three months period ended April 30, 2003 which compares to revenues of $-0- for the three months period ended April 30, 2002, respectively. Total operating expenses, which consisted of general and administrative expenses, were $367,042 for the three months period ended April 30, 2003 and $418,695 for the three months period ended April 30, 2002. The major components of general and administrative expenses are research and development, wages, legal, accounting, rent and other expenses for the three months ended April 30, 2003 and 2002.

Our net loss for the three months period ended April 30, 2003 was $371,740, compared to net loss of $226,347 for the three months period ended April 30, 2002. We had a loss on a fully diluted basis, of $.012 per share for the three months period ended April 30, 2003, compared to a net loss of $.021 per share for the three months period ended April 30, 2002.

Our products are being produced and we have been actively selling the ColorQA and BronzCheck product line. We had previously acquired an exclusive worldwide license for the manufacturing and marketing rights for a hand-held device for measuring and comparing color of objects and light emission. We acquired these rights pursuant to a technology license agreement from Color-Spec Technologies, Inc. on October 3, 2001. In addition, the agreement assigned rights to a pending utility patent covering the color technology and application. As a result, we own, through this subsidiary, all of the assets of Color-Spec Technologies, Inc., including their intellectual property and their right to receive royalty payments from us of $75 per unit sold. On a consolidated reporting basis we pay no royalties.

We plan an aggressive marketing campaign in the tanning industry through the BronzCheck(TM) product and its associated TanTone(TM) Measurement System. The BronzCheck(TM) generates a TanTone(TM) number (zero to 1,000 - mostly 650 to 900). This number is the key to knowing if a person is getting tanner. When these numbers are shown on a graph, the chart would show that the tanning process is working, as well as verifying the quality of lotions used by the clients to enhance the tanning speed. We are planning to launch our point of sale software in June 2003, which will integrate this data into the existing Point of Sale software systems used by the salons.

We have begun production of our new product line including accounting software that will include the chart of accounts customary for the tanning industry, along with providing the salon owner a new product device that will aid in determining the remaining useful life of tanning bed bulbs. The new product line will be able to provide the salon owner enough information that will benefit the cost of operations by reducing bulb replacement expense.

In analyzing our sales to date, we estimate that over 80% of our product sales have been the BronzCheck(TM) through April 30, 2003, and we expect that number to be above 95% by our fiscal year end. We estimate that there are over 40,000 tanning salons in the United States and Canada. We have sold the BronzCheck(TM) in other countries such as Australia, Denmark, England, Spain and Mexico. At the present time, we believe that no product exists which competes with our product.

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

However, through the marketing of our products, we have not yet achieved profitable operations, which is our goal. We cannot predict when, if at all, we will be profitable in our business. Nevertheless, we continue our business plan and are focusing our efforts on upcoming trade shows in Las Vegas and Chicago.

At the present time, we plan to focus completely upon the development of our own product applications, rather than pursuing other technology acquisitions.


Liquidity and Capital Resources

Our net cash was $3,585 as of April 30, 2003, compared to $86,096 as of April 30, 2002.

Net cash used by investing activities totaled $12,010 as a result of the purchase of depreciable assets and patent costs. Net cash received from investing activities for the period ended April 30, 2002 was $265,961. Our net cash received from financing activities was $342,991 for the three months period ended April 30, 2003, compared to having received $46,554 for the three months period ended April 30, 2002. Cash provided from financing activities came from loans from related parties totaling $357,200 and $27,898 from the sale of stock for the period ended April 30, 2003. Cash from loans from affiliates totaled $17,770 and cash received from the repayment of indebtedness from affiliates totaled $32,554 for the period ended April 30, 2002.

We have accounts receivable for the three months ended April 30, 2003 totaling $3,548 and prepaid expenses of $27,152 for the current period.

Our products, the Color QA and BronzeCheck are being marketed through brochure mailings and trade shows. We have built what we consider to be a sufficient inventory base to deliver products when ordered.

We are also considering ways in which to grow our shareholder equity, perhaps by the acquisition of tanning industry assets, such as salons, that would operate as corporate owned.

Financing for operating deficits has largely been through affiliates. In any case, we will need additional financing to achieve our business plan.


                          POCKETSPEC TECHNOLOGIES INC.,

ITEM 3.  CONTROLS AND PROCEDURES.

     Within  the 90 days  prior to the  date of this  Quarterly  Report  on Form
10-QSB, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accord with SEC requirements, the President and Chief Financial Officer notes that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company's periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II. - OTHER INFORMATION


Items 1 Through 5 - No response required.


Item 6 - Exhibits and reports on Form 8-K.

          10.19     Development Agreement

          (a) Exhibit 99.1. Certification of Chief Executive Officer, F. Jeffrey Krupka, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

          (b)       Exhibit 99.2.   Certification  of Chief  Financial  Officer,
                    Cynthia Kettl, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.




POCKETSPEC TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                Date: 6/13/03
PocketSpec Technologies Inc.

    /s/ F. Jeffrey Krupka
    ---------------------
By: F. Jeffrey Krupka
Chief Executive Officer


                                                                Date: 6/13/03
PocketSpec Technologies Inc.

    /s/ Cynthia Kettl
    ---------------------
By: Cynthia Kettl
Chief Financial Officer

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


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly date (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions);

     (a) all significant deficiencies in the design or operation of internal controls which cold adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 13, 2003


                                                         /s/  F. Jeffrey Krupka
                                                         -----------------------
                                                         Chief Executive Officer

                                 CERTIFICATIONS

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


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly date (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions);

     (a) all significant deficiencies in the design or operation of internal controls which cold adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 13, 2003


                                                         /s/  Cynthia Kettl
                                                         -----------------------
                                                         Chief Financial Officer