Form 10QSB
period 2003-07-31
POCKETSPEC TECHNOLOGIES INC
filed 2003-09-15
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended July 31, 2003 Commission File Number 0-28759

                          PocketSpec Technologies Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                   84-1461919
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


       3225 E Second Avenue, Denver, Colorado                      80206
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

                                    X     Yes              No
                                --------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common                                      35,627,615
--------------------------------------------------------------------------------
    Class                     Number of shares outstanding at September 15, 2003


--------------------------------------------------------------------------------
                     This document is comprised of 16 pages.

                                   FORM 10-QSB

1st QUARTER

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                          ------
Item 1.  Financial Statements*

Condensed, consolidated balance sheet - July 31, 2003 (Unaudited)             3

Condensed, consolidated statements of operations - Three months and
       six months ended July 31, 2003 and 2002 (Unaudited)                    4

Condensed, consolidated statements of cash flows - Six months ended
       July 31, 2003 and 2002 (Unaudited)                                     5

Notes to condensed, consolidated financial statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis                                10

Item 3.  Controls and Procedures                                             12




PART II - OTHER INFORMATION

Item 1.  Legal Proceeding                                                    13

Item 2.  Changes In Securities                                               13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters To A Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   13

Certifications                                                               14





*The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                                 Balance Sheets


                                                                      July 31,
                                                                         2003
                                                                      --------
                                     Assets
Current assets:
     Cash and Cash Equivalents                                      $    1,557
     Trade receivables (Note 4)                                          5,015
     Inventory at cost (Note 4)                                        331,985
     Prepaid, accruals, and other, net (Note 4)                         15,103
                                                                    ----------
         Total current assets                                          353,660

Fixed assets:
     Furniture and fixtures, net of accumulated                         39,259
       depreciation of $10,644 (Note 1)
     Office equipment, net of accumulated                               27,075
       depreciation of $10,528  (Note 1)
     Molds, net of accumulated                                          86,111
       depreciation of $49,238 (Note 1)
                                                                    ----------
         Total fixed assets                                            152,445

Intangible assets:
     Patent costs net of accumulated                                   142,754
       amortization of $26,983
     License agreements net of accumulated                           1,297,947
       amortization of $191,414
     Trademark costs net of accumulated                                 16,542
       amortization of $2,618
                                                                   -----------
         Total assets                                              $ 1,963,348
                                                                   ===========

                      Liabilities and Shareholders' Equity
Liabilities:
     Accounts payable (Note 4)                                     $   150,783
     Accounts payable, related party (Note 3)                          146,436
     Accrued liabilities (Note 4)                                       53,760
     Accrued liabilities, related party (Note 3)                         4,000
     Accrued interest (Note 4)                                             577
     Accrued interest, related parties (Note 3)                         15,986
     Indebtedness to related party (Note 3)                             57,300
     Notes payable (Note 4)                                             14,500
     Notes payable, related parties (Note 3)                           379,918
                                                                    ----------
         Total current liabilities                                     823,260

Commitment                                                                   -

Shareholders' equity:
     Common stock, $0.001 par value, 50,000,000
         shares authorized, 35,657,615 shares
         issued, 35,627,615 shares outstanding                          35,628
     Additional paid-in capital                                      4,147,931
     Treasury stock, excess of $.001 par value,
         30,000 shares acquired                                        (10,606)
     Accumulated deficit                                            (3,032,865)
                                                                   -----------
         Total shareholders' equity                                  1,140,088
                                                                   -----------
                                                                   $ 1,963,348
                                                                   ===========


                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                            Statements of Operations

                                                                        Three Months Ended               Six Months Ended
                                                                             July 31,                          July 31,
                                                                  --------------------------       --------------------------
                                                                       2003           2002               2003           2002
                                                                  ---------        ---------       ----------       ---------
Revenues
     Product sales                                                 $ 42,104            $ -           $ 79,914            $ -

Cost of sales:
     Cost of sales                                                   23,940          2,335             41,194          2,335
                                                                  ---------       --------           --------       ---------
         Gross margin                                                18,164         (2,335)            38,720         (2,335)

Operating expenses:
     General and administrative expenses:
       General and administrative                                   248,854        321,693            469,121        632,087
       Stock based compensation (Notes 3 & 5)                       122,017         45,000            183,020        146,350
       Related parties (Note 3)                                      12,000         10,500             24,000         14,500
       Research and development costs                                17,626        132,418             30,251        132,418
     Depreciation                                                    14,591         16,216             28,185         18,356
     Amortization                                                    47,566         31,296             95,119         32,107
                                                                  ---------       --------           --------       ---------
         Total general and administrative expenses                  462,654        557,123            829,696        975,818

         Operating income (loss)                                   (444,490)      (559,458)          (790,976)      (978,153)

Other income (expense):
     Other income                                                         -              -              2,370              -
     Interest income (expense)                                      (12,850)         4,923            (40,474)         4,935
     Gain on sale of assets acquired from related party                   -        110,617                  -        110,617
                                                                  ---------       --------           --------       ---------
         Total other income (expense)                               (12,850)       115,540            (38,104)       115,552

         Income (loss) before provision
           for income taxes                                        (457,340)      (443,918)          (829,080)      (862,601)

Provision for income taxes - benefit                                    $ -            $ -                          $(65,394)
         (Loss) from continuing operations                       $ (457,340)    $ (443,918)         $(829,080)    $ (797,207)

Discontinued operations:
     Income (loss) of Real Estate Opportunities, Inc.
       including gain on disposal of $0,$192,336                          -              -                  -        192,336
     Income tax expense (benefit)                                         -              -                  -         65,394
                                                                  ---------       --------           --------       ---------
     Income (loss) on discoutinued operations                             -              -                  -        126,942

         Net (loss)                                              $ (457,340)    $ (443,918)         $(829,080)    $ (670,265)
                                                                 ==========     ==========         ==========     ===========

Net income (loss) per share:
     Continuing operations                                         $ (0.013)      $ (0.024)          $ (0.026)      $ (0.054)
                                                                 ==========     ==========         ==========     ===========
     Discontinued operations                                            $ -            $ -                $ -        $ 0.009
                                                                 ==========     ==========         ==========     ===========
     Net income (loss)                                             $ (0.013)      $ (0.024)          $ (0.026)      $ (0.045)
                                                                 ==========     ==========         ==========     ===========
     Basic and dilluted shares used for computation              34,254,502     18,630,696         32,154,760     14,829,603
                                                                 ==========     ==========         ==========     ===========




                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                            Statements of Cash Flows



                                                                        Six Months Ended
                                                                    July 31,         July 31,
                                                                 ------------      -----------
                                                                      2003             2002
                                                                 ------------      -----------
Cash flows from operating activities:
     Net cash used by operating activities                        $ (379,735)       $(782,435)
                                                                 ------------      -----------
Cash flows from investing activities:
     Cash paid for property, related party                                 -          (69,065)
     Cash paid for property, other (Note 4)                          (25,482)        (113,938)
     Cash paid for intangibles, other (Note 4)                        (1,359)         (18,100)
     Cash paid to acquire stock                                            -          (86,206)
     Sale of loans to individual                                           -          403,510
     Purchase of interest in note receivable, related party                -          (13,770)
     Repayment of notes receivable, related parties                        -           70,812
     Short term loans made to related parties                              -          (43,597)
     Repayment of short term loans, related parties                        -           13,900
     Proceeds from sale of note receivable, related party                  -           99,853
     Proceeds from slae of note receivable, other                          -           60,000
     Proceeds from sale of stock, related party                            -            9,233
                                                                 ------------      -----------
           Net cash used by investing activities                     (26,841)         312,632
                                                                 ------------      -----------

Cash flows from financing activities:
     Principal payments paid on notes                                      -           (6,984)
     Repayment of short term loans, related parties                        -          (44,554)
     Short-term borrowings from related parties (Note 3)              57,300           33,054
     Proceeds from borrowing, other                                        -           50,000
     Proceeds from borrowing, related party (Note 3)                 363,550                -
     Proceeds from revenue funding, related parties                        -          332,562
     Proceeds from revenue funding, other                                  -           52,500
     Repayment of debt principal, related party (Note 3)             (47,066)               -
     Proceeds from the exchange of debt and 277,500 shares
        of common stock                                                    -           15,000
     Proceeds from issuance of common stock                                -            7,500
     Proceeds from issuance of common stock, related party
        related party (Notes 3 & 5)                                   10,398                -
     Sale of stock (Notes 4 & 5)                                      17,500                -
                                                                 ------------      -----------
           Net cash provided by financing activities                 401,682          439,078
                                                                 ------------      -----------

Net change in cash                                                    (4,894)         (30,725)
Cash at beginning of period                                            6,451           43,052
                                                                 ------------      -----------
           Cash at end of period                                     $ 1,557         $ 12,327
                                                                 ============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest                                                     $ 3,886         $ 10,421
                                                                 ============      ===========
        Income taxes                                                 $     -         $      -
                                                                 ============      ===========

     Noncash Investing and Financing Activities:
        Common stock issued to acquire intangibles                       $ -      $ 2,567,911
                                                                 ============      ===========
        Common stock issued for debt, related party               $  302,517      $         -
                                                                 ============      ===========
        Common stock issued for debt, other                       $  385,145      $    41,485
                                                                 ============      ===========


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

     (b)  Inventory

          Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at July 31, 2003 consisted of finished goods. We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

     (c)  Property, equipment and depreciation

          Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $14,591 (unaudited), and $16,216 for the three months period ended July 31, 2003 and 2002, respectively, while depreciation expense was $28,185 and $18,356 for the six months period ended July 31, 2003 and 2002, respectively.

          Interim financial data presented herein are unaudited.

Note 2: Resignation of F. Jeffrey Krupka, CEO, President, and board member

During the second quarter ended July 31, 2003 our CEO and President, F. Jeffrey Krupka, resigned his position with the Company and from the Board of Directors. Mr. Krupka remains an employee of the Company and is marketing and selling the Company's color measuring product lines. Janet Brophy resigned as Secretary and replaced Mr. Krupka as CEO and President. Cynthia Kettl, CFO, replaced Janet Brophy as Secretary, and has the combined responsibilities as both the Secretary and Treasurer of the Company. Ms. Brophy and Ms. Kettl retain their positions on the Board of Directors.

Note 3: Related party transactions

Asset Realization, Inc. (ARI), B7 Brand, LLC (B7B), Cape Aloe Corp., (CAC), Cherry Creek Cottage, LLC (CCC), Krupka & Associates, LLC (K&ALLC), F. Jeffrey Krupka (FJK), Janet Brophy (JB), Krupka-Brophy

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Profit Sharing Plan (KBP), Platinum Financial Fund, LLC (PFF), and Wraith Moon House, LLC (WMH) are affiliates of our Company.

     (a) For the six months period ended July 31, 2003, the Company transferred an outstanding indebtedness from FJK in the amount of $2,000 by applying the indebtedness to outstanding payables due to Janet Brophy. The balances owing to Janet Brophy were expenses paid by FJK on behalf of the Company through use of his personal line of credit.

     (b) The Company has accounts payable to Janet Brophy in the amount of $143,883, accounts payable to Cynthia Kettl in the amount of $2,007, and to an employee in the amount of $546, for total accounts payable amounting to $146,436. The Company has also accrued $4,000 payable to CCC for rent for the second quarter ended July 31, 2003. The Company has paid CCC a total amount of $40,000 for current and accrued rent for office space. Payments totaling $20,000 for the period ended July 31, 2003 have been recorded in the accompanying financial statements. Rent totaled $24,000 through July 31, 2003.

     (c) For the period ended July 31, 2003 the Company has accrued interest totaling $15,986 on notes payable owed to affiliates. The Company borrowed $50,300 from CAC, $5,000 from B7B, and $2,000 from JB. Total amount borrowed was $57,300, which was used as operating capital. The Company also borrowed a total amount of $36,350 from KBP to use as operating capital in order to finance the development of new color-measuring devices. KBP converted the $36,350 to a note.

     (d) The Company has notes payable to affiliates totaling $379,918. Terms of the notes are listed below.

               Note payable to ARI in the amount of $1,500. The note bears interest at 6% and is due with a single payment totaling $1,572 on December 1, 2003. Accrued interest at July 31, 2003 totaled $42.

               Note payable to B7B in the amount of $300,000. The Company borrowed $285,000 from B7B during March 2003 for use as operating capital. The terms of the note required payment of $15,000 in interest points which was deducted from the $300,000 principal balance, netting the Company $285,000 cash. The note bears interest at 12% with monthly payments in the amount of $3,750 beginning April 1, 2003 and matures March 25, 2004. B7B has temporarily waived the monthly payment requirement. Accrued interest at July 31, 2003 totaled $12,625.

               Note payable to CAC in the amount of $50,000. The note bears interest at 6% with monthly payments in the amount of $3,000 beginning March 1, 2003 and matures August 1, 2004. Principal payments in the amount of $41,366 have been paid along with interest in the amount of $410 through the period ended July 31, 2003. The principal balance outstanding totals $8,633. Accrued interest at July 31, 2003 totaled $182.

               Note payable to CAC in the amount of $5,700. The note had an interest rate of 6%. The note was paid in full along with accrued interest in the amount of $41.

               Note payable to JB in the amount of $24,000. The note bears interest at 15% with monthly payments in the amount of $3,000

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               starting March 1, 2003 and matures November 1, 2003. JB has temporarily waived the monthly payment requirement. Accrued interest at July 31, 2003 totaled $1,805.

               Note payable to KBP in the amount of $39,985. The note bears interest at 12% and is due with a single payment totaling $43,206 and matures January 6, 2004. The Company borrowed $36,350 from KBP during the second quarter ended July 31, 2003. The money was used to fund continued development of the color measuring product line. The Company paid a loan fee and financed the fee into the note. The amount of the fee was $3,635 and is being amortized over the life of the loan. Total fees expensed through July 31, 2003 were $1,276. Accrued interest through July 31, 2003 totaled $1,130.

               Note payable to WMH in the amount of $5,800. The note bears interest at 6% and was due with a single payment totaling $5,975 on July 3, 2003. The note has been extended through December 31, 2003. Accrued interest through July 31, 2003 totaled $202.

     (e) During the second quarter ended July 31, 2003 the Company issued 68,750 shares of common stock to two employees valued at $4,813 for compensation for services to the Company. The Company also issued a total of 800,000 shares of common stock to the two directors of the Company in recognition for services performed. 300,000 shares of the stock were valued at $.07 per share, for a total amount of $21,000, while 500,000 shares of stock were valued at $.05 per share, or $25,000 at market value at date of issue. A total expense of $46,000 was recorded in the accompanying financial statements. The total amount recorded as stock based compensation was $50,813.

     (f) For the period ended July 31, 2003 the Company expensed interest to affiliates totaling $36,602 in the accompanying financial statements.

     (g) During the period ended July 31, 2003 the Company paid principal amounts of $41,366 to CAC against a note payable totaling $50,000 and $5,700 to CAC to pay a note payable of $5,700 in full, for a total amount of $47,066 principal payments to CAC.

     (h) During the six months period ended July 31, 2003 the Company borrowed $1,500 from ARI, $285,000 from B7B, $35,000 from CAC, $5,700 from CAC, and $36,390 from KBP, for a grand total of $363,590. Amounts borrowed were used for operating capital and development of new color-measuring product lines.

     (i) During the six months period ended July 31, 2003 the Company converted a note payable in the amount of $275,000 along with accrued interest into stock. The Company received $10,000 cash and converted the note payable for $275,000 with interest in the amount of $17,517, for a total amount of $302,517 for 4,321,673 shares of common stock.

     (j) During the six months period ended July 31, 2003 the Company sold 120,000 shares of stock to JB for $8,400 cash. The Company also issued 71,400 shares of common stock to the CFO for $1,998 cash and $3,000 from an account payable, for a total amount of $4,998. Cash from the transaction totaled $10,398.

Note 4: Transactions with non-affiliates

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     (a) For the six months period ended July 31, 2003 the Company had $5,015 of trade receivables, inventory valued at $331,985, and prepaid expenses totaling $15,103 to non-affiliates. Inventory increased $80,784 due to new product development and upgrades to the current color measuring product line. For the period ended July 31, 2003 the Company had accounts payable totaling $150,783, accrued liabilities totaling $53,760, which includes $36,043 for payroll taxes, $14,724 for accrued net wages, $2,803 of property taxes and $190 of rent and insurance expense. The Company also had accrued interest of $577 from a note payable. The note payable is in the amount of $14,500 and bears interest at 6%, with a single payment that was due in the approximate amount of $14,939 on June 3, 2003. The note has been extended to October 10, 2003.

     (b) During the six months period ended July 31, 2003 the Company expensed interest to non-affiliates totaling $3,873.

     (c) During the six months period ended July 31, 2003 the Company acquired depreciable assets for cash for a total amount of $25,482 and paid $1,359 for patent filing fees.

     (d) For the six months period ended July 31, 2003 the Company converted notes payable to non-affiliates totaling $381,164 plus accrued interest totaling $3,982 into stock, for a total amount of $385,146. Additional cash in the amount of $17,500 was received from the individuals towards the purchase of 250,000 shares of stock totaling $17,500, which was used for operating capital. Shares issued for the transaction totaled 5,752,078 and were valued at $0.07 per share.

Note 5: Shareholders' Equity

     During the six months period ended July 31, 2003 the Company issued 27,465 shares valued at $4,211 to an employee in lieu of salary for services provided to the Company. The Company also issued additional shares of common stock totaling 868,750 valued at $60,813, or $.07 per share. The Company issued a total of 1,017,181 shares to individuals valued at $71,204 or $.07 per share for services to the Company. The Company also issued 125,000 shares if its common stock valued at an agreed amount of $10,000 or $.08 per share for an account payable in the same amount. Market value the stock was $7,500, or $.06 per share. The resulting difference was recorded against research and development costs according to the charges from the vendor. The Company also sold 191,400 shares of stock to two employees/directors for cash totaling $10,398 and an amount payable to the CFO for $3,000. The transaction totaled $13,398.

     During the six months period ended July 31, 2003 the Company issued 4,321,673 shares of stock to B7B valued at $302,517, in exchange for extinguishment of debt principal in the amount of $275,000, accrued interest through March 7, 2003 totaling $17,517, and cash in the amount of $10,000. The shares were valued at $0.07 per share. The cash was used to repay CAC principal in the amount of $9,737 and accrued interest in the amount of $263.

     During the six months period ended July 31, 2003 the Company issued 325,438 shares of common stock to individuals for services rendered. The value of the shares was expensed as stock based compensation in the amount of $56,792 and recorded in the accompanying financial statements.

                          POCKETSPEC TECHNOLOGIES INC.,
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     For the six months ended July 31, 2003 the Company converted notes payable to non-affiliates totaling $381,164 plus accrued interest totaling $3,982 into stock, for a total amount of $385,146. Additional cash totaling $17,500 was received from individuals, which was used for operating capital. Shares issued for the transaction totaled 5,752,078 and were valued at $0.07 per share, or a total amount of $402,645.

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

Results of Operations

Our main operational focus is the color-measuring business. Our efforts during this period have been spent on marketing, production, and product upgrades.

We realized total revenues of $42,104 for the three months period ended July 31, 2003 and $79,914 for the six months ended July 31, 2003 in comparison to revenues of $-0- and $-0- for the three months and six months period ended July 31, 2002, respectively. Total operating expenses, which consisted of general and administrative expenses, were $462,654 and $829,696 for the three and six months period ended July 31, 2003 compared to $557,123 and $975,818 for the three and six months period ended July 31, 2002, respectively. The major components of general and administrative expenses were research and development, wages, legal, accounting, rent and other expenses for the six months period ended July 31, 2003 and 2002.

Our net loss for the three and six months period ended July 31, 2003 was $457,340 and $829,080, respectively. Our net loss for the three and six months period ended July 31, 2002 was $443,918 and $862,601, respectively. We had a loss on a fully diluted basis, of $.013 per share for the three months period ended July 31, 2003 and $.026 per share for the six months period ended

July 31, 2003, compared to a net loss of $.024 per share for the three months period ended July 31, 2002 and $.045 per share for the six months period ended July 31, 2002.

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

We plan an aggressive marketing campaign in the tanning industry through the BronzCheck(TM) product and its associated TanTone(TM) Measurement System. The BronzCheck(TM) generates a TanTone(TM) number (zero to 1,000 - mostly 650 to 900). This number is the key to knowing if a person is getting tanner. When these numbers are shown on a graph, the chart would show that the tanning process is working, as well as verifying the quality of lotions used by the clients to enhance the tanning speed. We are planning to launch our point of sale software in October 2003, which will integrate this data into the existing Point of Sale software systems used by the salons.

We have been producing our new product line including software that will interface our device with certain Windows based operating systems. The software provides the salon owner a database about its clientele and their use of the tanning facilities. In addition, a product scheduled for release during the third fiscal quarter will provide salon owners information about the remaining useful life of tanning bed bulbs. The new product line will be able to provide the salon owner enough information that will benefit the cost of operations by reducing bulb replacement expense. Our upgrades to our product line include an addition of a USB port enabling our color measurement devices to interface with computer software.

We have been producing our ColorQA(TM) product line for the paint and plastics industries. We have upgraded our product line with software and USB ports in order to create color charts from color comparisons. The software provides a database for future reference to the user.

In analyzing our sales to date, we estimate that over 80% of our product sales have been the ColorQA(TM) through July 31, 2003. We anticipate that sales of our BronzCheck(TM) devices will increase significantly by our fiscal year end. With our continued aggressive marketing campaign and alliances created within the paint, plastics, and tanning industries, we believe that overall total sales will increase significantly. We have sold our color measuring products in other countries such as Australia, China, Denmark, England, Spain, Israel, Poland, and Mexico, to name a few. At the present time, we believe that no product exists with the accuracy, dependability, and price range that competes directly with our product.

In connection with our color measuring devices, we have also been selling the replacement battery and calibration caps. We View the replacement parts as an additional revenue stream for us. We have estimated that, given the device usage, such sales could equal $100 per device per year, which would be approximately over 25% of the original purchase price of our product. Typically, a customer would be buying our batteries at a 25% to 100% savings over comparative retail prices for similar products. We have no backlog problem in meeting our orders. We are keeping sufficient inventory in place. Most of our sales are on-line or by telephone as credit card transactions, including American Express and Discover cards. Our web site is www.pocketspec.com. We have added a tanning specific website, www.bronzcheck.com.

To date, however, through the marketing of our products, we have not yet achieved profitable operations, which is our goal. We cannot predict when, if at all, we will be profitable in our business. Nevertheless, we continue our business plan and are focusing our efforts on upcoming trade shows in Denver and Nashville.

At the present time, we plan to focus completely upon the development of our own product applications, rather than pursuing other technology acquisitions.

Liquidity and Capital Resources

Our net cash was $1,557 as of July 31, 2003, compared to $12,327 as of July 31, 2002.

Net cash used by investing activities totaled $26,841 as a result of the purchase of depreciable assets and patent costs. Net cash received from investing activities for the period ended July 31, 2002 was $312,632. Our net cash received from financing activities was $401,682 for the six months period ended July 31, 2003, compared to having received $439,078 for the six months period ended July 31, 2002. Cash provided from financing activities came from loans from related parties totaling $420,850 and $27,898 from the sale of stock for the period ended July 31, 2003. Cash from loans from affiliates totaled $365,616 and $22,500 from the sale of stock for the period ended July 31, 2002.

We have accounts receivable for the six months period ended July 31, 2003 totaling $5,015 and prepaid expenses of $15,103 for the same period.

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

PART II. - OTHER INFORMATION


Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

During the reporting period, we filed one Form 8-K on July 21, 2002 which announced the resignation of our President and the appointment of a new President.

Exhibit No.        Description

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

POCKETSPEC TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PocketSpec Technologies Inc.                           Date: 9/15/03

/s/  Janet Brophy
---------------------
By: Janet Brophy
Chief Executive Officer



PocketSpec Technologies Inc.                           Date: 9/15/03

/s/ Cynthia Kettl
----------------------
By: Cynthia Kettl
Chief Financial Officer