Form 10QSB
period 2003-10-31
POCKETSPEC TECHNOLOGIES INC
filed 2003-12-19
CIK 1065659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended October 31, 2003 Commission File Number 0-28759 ---------------- -------

PocketSpec Technologies Inc.

(Exact name of registrant as specified in its charter)

Colorado 84-1461919

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

3225 E Third Avenue, Denver, Colorado 80206

(Address of principal executive offices) (Zip code)

(303) 393-8060

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

Common 36,094,260 Class Number of shares outstanding at December 19, 2003

     This document is comprised of 16 pages.

FORM 10-QSB

3rd QUARTER

INDEX

PART I — FINANCIAL INFORMATION

Page

Item 1. Financial Statements* Condensed, consolidated balance sheet - October 31, 2003 (Unaudited) 3 Condensed, consolidated statements of operations - Three months and Nine months ended October 31, 2003 and 2002 (Unaudited) 4 Condensed, consolidated statements of cash flows - Nine months ended October 31, 2003 and 2002 (Unaudited) 5 Notes to condensed, consolidated financial statements (Unaudited) 6
Item	2. Management’s Discussion and Analysis 9

Item	3. Controls and Procedures 12

PART II — OTHER INFORMATION

Item	1. Legal Proceeding 12

Item	2. Changes In Securities 12

Item	3. Defaults Upon Senior Securities 12

Item	4. Submission of Matters To A Vote of Security Holders 12

Item	5. Other Information 12

Item	6. Exhibits and Reports on Form 8-K 12

Signatures 13 Certifications 13

*The accompanying financial statements are not covered by an Independent Certified Public Accountant’s report.

POCKETSPEC TECHNOLOGIES INC

Balance Sheets

October 31,

2003

_________________

Assets

Current assets: Cash and cash equivalents $ 7,253 Trade receivables 3,315 Inventory at cost, net of reserve of $27,500 315,846 Prepaid, accruals, and other, net 26,758 --------------------- Total current assets 353,172 Fixed assets: Furniture and fixtures, net of accumulated 37,419 depreciation of $12,484 Office equipment, net of accumulated 25,195 depreciation of $12,408 Molds, net of accumulated 74,832 depreciation of $60,517 --------------------- Total fixed assets 137,446 Intangible assets: Patent costs net of accumulated amortization of $29,812 139,925 License agreements net of accumulated amortization of $216,032 1,273,330 Trademark costs net of accumulated amortization of $2,937 16,222 --------------------- Total assets $ 1,920,095 =====================

Liabilities and Shareholders’ Equity

Liabilities: Accounts payable $ 165,386 Accounts payable, related party (Note 2) 125,684 Accrued liabilities 106,749 Accrued liabilities, related party (Note 2) 2,000 Accrued interest 796 Accrued interest, related parties (Note 2) 28,867 Indebtedness, related parties (Note 2) 88,200 Notes payable 14,500 Notes payable, related parties (Note 2) 498,885 --------------------- Total current liabilities 1,031,067 Commitment - Shareholders' equity: Common stock, $0.001 par value, 50,000,000 shares authorized, 36,124,260 shares issued, 36,094,260 shares outstanding 36,095 Additional paid-in capital 4,177,268 Treasury stock, excess of $.001 par value, 30,000 shares acquired (10,606) Accumulated deficit (3,313,729) --------------------- Total shareholders' equity 889,028 ---------------------

$ 1,920,095

_________________

See accompanying notes to financial statements

POCKETSPEC TECHNOLOGIES INC

Statements of Operations

Three Months Ended Nine Months Ended October 31, October 31, ------------------------------------------------------------------------------ 2003 2002 2003 2002 ------------------------------------------------------------------------------ Revenues Product sales $ 31,849 $ 48,382 $ 111,763 $ 48,382 Cost of sales: Cost of sales 40,765 32,876 81,959 35,211 ------------------------------------------------------------------------------ Gross margin (8,916) 15,506 29,804 13,171 Operating expenses: General and administrative expenses: General and administrative 140,041 275,776 609,162 897,800 Stock based compensation (Notes 2 & 4) 29,802 24,000 212,822 170,350 Related parties (Note 2) 12,000 12,500 36,000 27,000 Research and development costs 33,361 (806) 63,612 131,702 Depreciation 14,999 17,222 43,184 35,578 Amortization 27,766 40,867 122,885 72,974 ------------------------------------------------------------------------------ Total general and administrative expenses 257,969 369,559 1,087,665 1,335,404 Operating income (loss) (266,885) (354,053) (1,057,861) (1,322,233) Other income (expense): Other income 2,246 - 4,616 - Interest income (expense)(Notes 2 & 3) (16,223) (60,412) (56,697) (65,449) Gain on sale of assets, related party - - - 110,617 ------------------------------------------------------------------------------ Total other income (expense) (13,977) (60,412) (52,081) 45,168 Income (loss) before provision for income taxes (280,862) (414,465) (1,109,942) (1,277,065) Provision for income taxes - benefit $ - $ - $ (65,394) ============================================================================== (Loss) from continuing operations $ (280,862) $ (414,465) $ (1,109,942) $(1,211,671) ============================================================================== Discontinued operations: Income (loss) of Real Estate Opportunities, Inc. including gain on disposal of $0,$192,336 - - - 192,336 Income tax expense (benefit) - - - 65,394 ------------------------------------------------------------------------------ Income (loss) on discontinued operations - - - 126,942 Net (loss) $ (280,862) $ (414,465) $ (1,109,942) $ (1,084,729) ============================================================================== Net income (loss) per share: Continuing operations $ (0.008) $ (0.021) $ (0.033) $ (0.073) ============================================================================== Discontinued operations $ - $ - $ - $ 0.008 ============================================================================== Net income (loss) $ (0.008) $ (0.021) $ (0.033) $ (0.066) ============================================================================== Basic and diluted shares used for computation 35,964,375 20,009,528 33,424,632 16,556,245 ============================================================================== See accompanying notes to financial statements

POCKETSPEC TECHNOLOGIES INC

Statements of Cash Flows

Nine Months Ended October 31, October 31, ------------------------------------------------------ 2003 2002 ------------------------------------------------------

Cash flows from operating activities:

Net cash used by operating activities $ (512,305) $(1,114,066) ------------------------------------------------------

Cash flows from investing activities:

Cash paid for property, related party - (69,065) Cash paid for property, other (Note 3) (25,482) (113,938) Cash paid for intangibles, other (Note 3) (1,359) (33,100) Cash paid to acquire stock - (86,206) Sale of loans to individual - Purchase of interest in note receivable, related party - (13,770) Repayment of notes receivable, related parties - 92,859 Short term loans made to related parties - (43,597) Repayment of short term loans, related parties - 13,900 Proceeds from sale of note receivable, related party - 99,853 Proceeds from sale of note receivable, other - 525,010 Proceeds from sale of stock, related party - 9,233 ------------------------------------------------------ Net cash (used) provided by investing activities (26,841) 381,179 ------------------------------------------------------

Cash flows from financing activities:

Principal payments paid on notes - (6,984) Repayment of short term loans, related parties - (102,554) Short-term borrowings from related parties (Note 2) 88,200 91,054 Proceeds from borrowing, other - 50,000 Proceeds from borrowing, related party (Note 2) 479,550 97,689 Proceeds from revenue funding, related parties - 332,562 Proceeds from revenue funding, other - 52,500 Repayment of debt principal, related party (Note 2) (55,700) - Proceeds from the exchange of debt and 277,500 shares of common stock - 15,000 Proceeds from issuance of common stock - 69,246 Proceeds from issuance of common stock, related party (Note 2) 10,398 116,500 Sale of stock (Note 3) 17,500 - ------------------------------------------------------ Net cash provided by financing activities 539,948 715,013 ------------------------------------------------------ Net change in cash 802 (17,874) Cash at beginning of period 6,451 43,052 ------------------------------------------------------ Cash at end of period $ 7,253 $ 25,178 ====================================================== SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:

Interest $ 4,601 $ 10,421 ====================================================== Income taxes $ - $ - ====================================================== Noncash Investing and Financing Activities: Common stock issued to acquire intangibles $ - $ 2,567,911 ====================================================== Common stock issued for debt, related party $ 302,517 $ - ====================================================== Common stock issued for debt, other $ 385,145 $ 284,485 ====================================================== Common stock issued to repay revenue entitlement $ - $ 243,000 ====================================================== See accompanying notes to financial statements

POCKETSPEC TECHNOLOGIES INC.,

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of presentation

(a)The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated January 31, 2003 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

(b) Inventory

Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at October 31, 2003 consisted of finished goods. We have recorded an allowance for inventory in the amount of $27,500 for products that are not selling. The reserve was expensed to cost of sales for the third quarter, which resulted in a negative margin. The reserve for inventory directly relates to the reduction of our gross sales. We do not record a reserve for warranty of our products as we believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

(c) Property, equipment and depreciation

Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $14,999 (unaudited), and $17,222 for the three months period ended October 31, 2003 and 2002, respectively, while depreciation expense was $43,184 and $35,578 for the nine months period ended October 31, 2003 and 2002, respectively.

     Interim financial data presented herein are unaudited.

Note 2: Related party transactions

Asset Realization, Inc. (ARI), B7 Brand, LLC (B7B), Cape Aloe Corp., (CAC), Cherry Creek Cottage, LLC (CCC), F. Jeffrey Krupka (FJK), Janet Brophy (JB), Krupka-Brophy Profit Sharing Plan (KBP), and Wraith Moon House, LLC (WMH) are affiliates of our Company.

(a)The Company has accounts payable to Janet Brophy in the amount of $106,210, accounts payable to Cynthia Kettl in the amount of $6,820, and to an employee in the amount of $12,654, for total accounts payable amounting to $125,684. Officers and employees have paid expenses for the Company from time to time. For their payments, the Company intends to pay interest on the expense amounts that have been provided by the personnel. The Company has an accrued balance of $2,000 for rent payable to CCC for the third quarter ended October 31, 2003. The Company has paid CCC a total amount of $54,000 for current and prior year rent for office space. Rent expense to CCC totaled $36,000 through October 31, 2003.

POCKETSPEC TECHNOLOGIES INC.,

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)For the period ended October 31, 2003 the Company has accrued interest totaling $28,867 on notes payable owed to affiliates. The Company borrowed $61,800 from CAC, $5,000 from B7B, $6,000 from JB, $12,000 from Cynthia Kettl, $1,000 from an employee, and $2,400 from FJK. Total amount borrowed was $88,200, which was used as operating capital. The Company also borrowed a total amount of $36,350 from KBP for operating capital in order to finance the development of new color-measuring devices. KBP converted the $36,350 to a note during the second quarter of this fiscal year.

     (c)The Company has notes payable to affiliates totaling $498,885. Terms of the notes are listed below.

Note payable to ARI in the amount of $1,500. The note bears interest at 6% and is due with a single payment totaling $1,572 on December 1, 2003. Accrued interest at October 31, 2003 totaled $65.

Note payable to B7B in the amount of $300,000. The Company borrowed $285,000 from B7B during March 2003 for use as operating capital. The terms of the note required payment of $15,000 in interest points which was deducted from the $300,000 principal balance, netting the Company $285,000 cash. The note bears interest at 12% with monthly payments in the amount of $3,750 beginning April 1, 2003 and matures March 25, 2004. B7B has temporarily waived the monthly payment requirement. Accrued interest at October 31, 2003 totaled $21,699.

Note payable to B7B in the amount of $127,600. The Company borrowed $116,000 from B7B during September 2003 for use as operating capital. The terms of the note required payment of $11,600 in interest points which was deducted from the $127,600 principal balance, netting the Company $116,000 cash. The note bears interest at 12% with monthly payments in the amount of $2,500 beginning October 19, 2003 and matures September 19, 2004. B7B has temporarily waived the monthly payment requirement. The total amount of points expensed through October 31, 2003 were $985. Accrued interest at October 31, 2003 totaled $1,762.

Note payable to CAC in the amount of $50,000. The note had an interest rate of 6% and matured August 1, 2004. Principal payments in the amount of $50,000 have been paid along with interest in the amount of $389 through the period ended October 31, 2003.

Note payable to CAC in the amount of $5,700. The note had an interest rate of 6%. The note was paid in full along with accrued interest in the amount of $41.

Note payable to JB in the amount of $24,000. The note bears interest at 15% with monthly payments in the amount of $3,000 starting March 1, 2003 and matures November 1, 2003. JB has temporarily waived the monthly payment requirement. Accrued interest at October 31, 2003 totaled $2,712.

Note payable to KBP in the amount of $39,985. The Company borrowed $36,350 from KBP during the second quarter for use as operating capital. The terms of the note required payment of $3,635 in interest points which was deducted from the $39,350 principal balance, netting the Company $36,350 cash. The note

POCKETSPEC TECHNOLOGIES INC.,

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

bears interest at 12% and is due with a single payment totaling $43,206 and matures January 6, 2004. The money was used to fund continued development of the color measuring product line. The points are being amortized over the life of the loan. Total interest points expensed through October 31, 2003 were $2,641. Accrued interest through October 31, 2003 totaled $2,340.

Note payable to WMH in the amount of $5,800. The note bears interest at 6% and was due with a single payment totaling $5,975 on October 3, 2003. The note has been extended through December 31, 2003. Accrued interest through October 31, 2003 totaled $289.

(d)During the third quarter ended October 31, 2003 the Company issued 183,100 shares of common stock to an employee valued at $10,986 for compensation for services to the Company.

(e)For the period ended October 31, 2003 the Company expensed interest to affiliates totaling $52,441 in the accompanying financial statements.

(f)During the period ended October 31, 2003 the Company paid principal amounts of $50,000 to CAC against a note payable totaling $50,000 and $5,700 to CAC to pay a note payable of $5,700 in full, for a total amount of $55,700 principal payments to CAC.

(g)During the nine months period ended October 31, 2003 the Company borrowed $1,500 from ARI, $285,000 from B7B, $116,000 from B7B, $35,000 from CAC, $5,700 from CAC, and $36,350 from KBP, for a grand total of $479,550. Amounts borrowed were used for operating capital and development of new color-measuring product lines.

(h)During the nine months period ended October 31, 2003 the Company converted a note payable in the amount of $275,000 along with accrued interest into stock. The Company received $10,000 cash and converted the note payable for $275,000 with interest in the amount of $17,517, for a total amount of $302,517 for 4,321,673 shares of common stock. The cash was used to repay CAC principal in the amount of $9,737 and accrued interest in the amount of $263 during the second fiscal quarter.

(i)During the nine months period ended October 31, 2003 the Company sold 120,000 shares of stock to JB for $8,400 cash. The Company also issued 71,400 shares of common stock to the CFO for $1,998 cash and $3,000 from an account payable, for a total amount of $4,998. Cash from the transaction totaled $10,398.

(j)The Company has agreed to pay a board member a bonus of $20,000 for his participation in developing software for the ColorQA device whenever sales amount to $200,000 from sale of the units with the software and after all of deferred wages have been paid.

Note 3: Transactions with non-affiliates

(a)For the nine months period ended October 31, 2003 the Company had $3,315 of trade receivables, inventory valued at $315,846, which includes a reserve for write-off in the amount of $27,500, and prepaid expenses totaling $26,758 to non-affiliates. Inventory increased due to new product development and upgrades to the current color measuring product lines. Each product line uses the same technology and the electronic components are interchangeable. For the period ended October 31, 2003 the Company had accounts payable totaling $165,386, accrued liabilities totaling $106,749, which includes accrued wages and payroll taxes totaling $101,727, $4,672 of property taxes and $3500 for other expenses. The Company also had accrued interest of $796 from a note payable. The note payable is in the amount of $14,500 and bears interest at 6%, with a single payment

POCKETSPEC TECHNOLOGIES INC.,

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that was due in the approximate amount of $14,939 on June 3, 2003. The note has been extended.

     (b)During the nine months period ended October 31, 2003 the Company had interest expense to non-affiliates totaling $4,256.

(c)During the nine months period ended October 31, 2003 the Company acquired depreciable assets for cash for a total amount of $25,482 and paid $1,359 for patent filing fees.

(d)For the nine months period ended October 31, 2003 the Company converted notes payable to non-affiliates totaling $381,164 plus accrued interest totaling $3,982 into stock, for a total amount of $385,146. Additional cash in the amount of $17,500 was received from the individuals towards the purchase of 250,000 shares of stock totaling $17,500, which was used for operating capital. Shares issued for the transaction totaled 5,752,078 and were valued at $0.07 per share.

Note 4: Shareholders’ Equity

During the nine months period ended October 31, 2003 the Company issued 183,100 shares valued at $10,986 to an employee in lieu of salary for services provided to the Company. The Company also issued a total of 344,645 shares to individuals valued at $18,816 or approximately $.05 per share for services to the Company.

POCKETSPEC TECHNOLOGIES INC.,

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS.

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

When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

Our main operational focus is the color-measuring business. Our efforts during this period have been spent on marketing, production, and product upgrades.

We realized total revenues of $31,849 for the three months period ended October 31, 2003 and $111,763 for the nine months period ended October 31, 2003 in comparison to revenues of $48,382 and $48,382 for the three months and nine months period ended October 31, 2002, respectively. Sales during the third quarter decreased due to market conditions. Total operating expenses, which consisted of general and administrative expenses, were $257,969 and $1,087,665 for the three and nine months period ended October 31, 2003 compared to $369,559 and $1,335,404 for the three and nine months period ended October 31, 2002, respectively. The major components of general and administrative expenses were research and development, wages, legal, accounting, rent and other expenses for the nine months period ended October 31, 2003 and 2002.

Our net loss for the three and nine months period ended October 31, 2003 was $280,862 and $1,109,942, respectively. Our net loss for the three and nine months period ended October 31, 2002 was $414,465 and $1,211,671, respectively. We had a loss on a fully diluted basis, of $.008 per share for the three months period ended October 31, 2003 and $.033 per share for the nine months period ended October 31, 2003, compared to a net loss of $.021 per share for the three months period ended October 31, 2002 and $.066 per share for the nine months period ended October 31, 2002.

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

We are continuing an aggressive marketing campaign in the tanning industry through the BronzCheck™ product and its associated TanTone™ Measurement System. The BronzCheck™ generates a TanTone™ number (zero to 1,000 – mostly 650 to 900). This number is the key to knowing if a person is getting tanner. When these numbers are shown on a graph, the chart would show that the tanning process is working, as well as verifying the quality of lotions used by the clients to enhance the tanning speed. We launched our Salon System Tan Tone during October 2003, which integrates data into existing Point of Sale software systems used by the salons.

We have been producing our new product line including software that will interface our device with certain Windows based operating systems. The software provides the salon owner a database about its clientele and their use of the tanning facilities. In addition, a product scheduled for release during the fourth fiscal quarter will provide salon owners information about the remaining useful life of tanning bed bulbs. The new product line will be able to provide the salon owner enough information that will benefit the cost of operations by reducing bulb replacement expense. Our upgrades to our product line include an addition of a USB port enabling our color measurement devices to interface with computer software.

We have been producing our ColorQA™ product line for the paint and plastics industries. We have upgraded our product line with software and USB ports in order to create color charts from color comparisons. The software provides a database for future reference to the user.

In analyzing our sales to date, we estimate that over 80% of our product sales have been the ColorQA™ through October 31, 2003. We anticipate that sales of our BronzCheck™ devices will increase significantly by our fiscal year end. With our continued aggressive marketing campaign and alliances created within the paint, plastics, and tanning industries, we believe that overall total sales will increase significantly. We have sold our color measuring products in other countries such as Australia, China, Denmark, England, Spain, Israel, Poland, and Mexico, to name a few. At the present time, we believe that no product exists with the accuracy, dependability, and price range that competes directly with our product.

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

To date, however, through the marketing of our products, we have not yet achieved profitable operations, which is our goal. We cannot predict when, if at all, we will be profitable in our business. Nevertheless, we continue our business plan and are focusing our efforts on upcoming trade shows in Nashville and Anaheim.

At the present time, we plan to focus completely upon the development of our own product applications, rather than pursuing other technology acquisitions.

Liquidity and Capital Resources

Our net cash was $7,253 as of October 31, 2003, compared to $25,178 as of October 31, 2002.

Net cash used by investing activities totaled $26,841 as a result of the purchase of depreciable assets and patent costs. Net cash received from investing activities for the period ended October 31, 2002 was $381,179. Our net cash received from financing activities was $539,948 for the nine months period ended October 31, 2003, compared to having received $715,013 for the nine months period ended October 31, 2002. Cash provided from financing activities came from loans from related parties totaling $567,750 and $27,898 from the sale of stock for the period ended October 31, 2003. Cash from loans from affiliates totaled $521,305 and $200,746 from the sale of stock for the period ended October 31, 2002.

We have accounts receivable for the nine months period ended October 31, 2003 totaling $3,315 and prepaid expenses of $26,758 for the same period. Prepaid expenses consist of fees paid for upcoming trade shows and points paid on loans. WE have deferred payroll totaling $101,603, which is anticipated to be paid during the first fiscal quarter of the new year.

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

Within the 90 days prior to the date of this Quarterly Report on Form 10-

QSB, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accord with SEC requirements, the President and Chief Financial Officer notes that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II. - OTHER INFORMATION

Items 1 Through 5 — No response required.

Item 6 — Exhibits and reports on Form 8-K.

Exhibit 10.17 Agreement with Premier Manufacturing Co.

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

PocketSpec Technologies Inc. Date: 12/19/03

/s/By:
Janet Brophy

Chief Executive Officer

PocketSpec Technologies Inc. Date: 12/19/03

/s/By:
Cynthia Kettl

Chief Financial Officer

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 I, Janet Brophy, Chief Executive Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of PocketSpec Technologies Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-a5(e)) for the small business issuer and have;

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure

(c) controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5.

The small business issuer other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or person performing the equivalent functions);

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date: December 19, 2003

   /s/ Janet Brophy

Chief Executive Officer

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 I, Cynthia Kettl, Chief Financial Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of PocketSpec Technologies Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-a5(e)) for the small business issuer and have;

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation

(c)Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or person performing the equivalent functions);

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date: December 19, 2003

   /s/ Cynthia Kettl

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002

In connection with the Quarterly Report of PocketSpec Technologies Inc. (the Company”) on Form 10-QSBSB for the period ending October 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), I. Janet Brophy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations or the Company.

December 19, 2003

   By: /s/ Janet Brophy

Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002

In connection with the Quarterly Report of PocketSpec Technologies Inc. (the Company”) on Form 10-QSBSB for the period ending October 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), I. Cynthia Kettl, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations or the Company.

December 19, 2003

   By: /s/ Cynthia Kettl

Chief Financial Officer