Form 10KSB
period 2004-01-31
POCKETSPEC TECHNOLOGIES INC
filed 2004-05-17
CIK 1065659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the Fiscal Year Ended: January 31, 2004
                                              ----------------


                           Commission File No. 0-28759
                                               -------


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


     Securities to be Registered Pursuant to Section 12(b) of the Act: None
                                                                       ----

       Securities to be Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 per share par value
                   ----------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $161,813. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 31, 2004 was approximately $1,256,132. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 17, 2004, was 36,094,360.

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

WE HAVE A LACK OF OPERATING HISTORY AND AN ACCUMULATED DEFICIT. OUR AUDITORS HAVE RAISED AN ISSUE CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our predecessor was incorporated on January 1, 2000 as FJK Millennium Fund V, Inc. and subsequently changed its name to FJK Opportunities, Inc. On April 6, 2000, we did a reverse acquisition with Real Estate Opportunities, Inc. (formerly Monument Galleries, Inc.), a Colorado corporation, incorporated on May 15, 1998. We have been in three different lines of business since our formation. Since beginning operations, we have operated at a loss and we have been profitable. However, we have never been profitable in our current line of business. We have an accumulated deficit of $4,923,998 at January 31, 2004. In addition, our auditors have raised an issue concerning our ability to continue as a going concern. We are going into our second year of operation in this current line of business. Furthermore, we have not engaged in any substantial business activity over a sustained period of time, and thus cannot be said to have a successful operating history. Our current product lines do not generate enough revenue to support us. Therefore, we have limited financial results upon which you may judge our potential. We expect to continue to incur losses in the near future. We may not ever become profitable again. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

     - substantial delays and expenses related to testing and development of our new products,

     - production and marketing problems encountered in connection with our new and existing products and technologies,

     -    competition from larger and more established companies, and

     -    lack of market acceptance of our new products and technologies.

     WE HAVE NO HISTORY OF PROFITABILITY WITH OUR NEW PRODUCTS. Sales of our new products may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability in the future. Historically, we have incurred losses, particularly with operations related to our new products. As of January 31, 2004, our accumulated deficit was $ 4,923,998. For the fiscal year ended January 31, 2004, we incurred a net loss of $2,720,192. These losses have resulted primarily from:

     - continued development of our color-measuring product line, - significant costs associated with the development of our new products, - lack of marketing of those products, - lack of sufficient sales to achieve profitability, and a one time expense impairment of intangible assets totaling $1,88,512.

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

     WE HAVE NO EXPERIENCE MARKETING OUR PRODUCTS AT ANY LEVEL, INCLUDING THE LEVEL WE PLAN TO SELL IN THE FUTURE. We cannot assure you that we will be successful in executing our planned expansion of our activities to the levels which we are seeking. We have not previously sold our products in any volume. We do not know whether or when we will be able to develop or continue efficient, marketing capabilities and processes that will enable us to meet the standards or volumes required to successfully market large quantities of our products. Even if we are successful in developing our capabilities and processes, we do not know whether we will sustain our production or to continue to satisfy the requirements of our customers.

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

     THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS HAS HAD EXTREME PRICE AND VOLUME FLUCTUATIONS.

     The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and annual variations in our operational results, may have a negative effect on the market price of our common stock.

     (a) GENERAL DEVELOPMENT OF BUSINESS

     We are a Colorado corporation. Our principal business address is 3225 East 2nd Ave., Denver, Colorado 80206. We are a technology company which is in the business of developing and marketing color comparison devices. Previously, we were in the real estate development business. Originally we were in the retail arts and crafts industry.

     Our predecessor was incorporated on January 1, 2000 as FJK Millennium Fund V, Inc. and subsequently changed its name to FJK Opportunities, Inc. On April 6, 2000, we did a reverse acquisition with Real Estate Opportunities, Inc. (formerly Monument Galleries, Inc.), a Colorado corporation, incorporated on May 15, 1998.

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

Our Current Products

     We have two current products which we are marketing. The first is our Pocket-Spec(TM) ColorQA. The other is our PocketSpec BronzCheck(TM). At the present time, we are producing both the ColorQA units and BronzCheck units.

     The PocketSpec(TM) ColorQA is a color comparison device with a built-in display which has been developed to compare millions of colors. The device is designed to measure a specified target color in a format of red, green, and blue, each on a scale of 0 to 255. The measurement of the target color is stored for comparison to other colors in the same format. The user can then take multiple comparative readings of other colors and determine if the colors match, or alternatively determine the closest match. The two series of numbers are compared and the device gives a percentage difference in the same display for easy color comparison. The device has circuit board space to add additional memory if needed for more advanced functions. During the second quarter of fiscal year 2003-2004, we developed and fitted the PocketSpec(TM) ColorQA device with a USB connection.

     The PocketSpec BronzCheck(TM) is a color comparison device that uses essentially the same technology as the PocketSpec(TM) ColorQA but has a specific application to the indoor tanning industry. This is a device with a built-in display, used for the comparison of a person's skin color, with absolute white being 0 and absolute black being 1,000. The tanning salon operator can take a measurement of a person's skin with the device and record the number manually to verify to its clientele that they are increasing or maintaining their individual tanning goals. This device only differs from the PocketSpec(TM) ColorQA in the programming and printing of the brand name on the outside of the housing and to sell related software which transmits through an optional USB port for use in the BronzCheck product, and possible advances to the ColorQA.

Products in Development:

     We have the following products in various development stages:

     BronzCheck(TM) with USB port, which has enhanced our present PocketSpec

BronzCheck(TM) product. We plan to retail this device for approximately
$899 each. We also incorporated the device for use with associated software, our TanTone(TM) Salon System.

     TanTone(TM) Salon System, which is a point-of-sale software system, which produced a seamless integration to the TanTone(TM) Salon Management software and other known computer software products, such as Microsoft Access, as well as the BronzCheck(TM).

     ColorQA(TM) with USB port, which has enhanced the readability and repeatability of color-measurement. Software developed for us with ColorQA uses the red, green, and blue scales to indicate color comparison accuracy. We plan to retail the device at approximately $589 each.

Our Future Products

     We are in the preliminary stages of development of the Dental Color System, a device which will be designed to use both the reflective manner of color measurement, present in the BronzCheck(TM), for measuring brightness of teeth by dental hygienists.

Suspended Development Plans

     We have suspended development plans of a previously planned product, the ColorRT, principally planned for measuring almost any translucent material, either liquid or solid. We believe that there is only a limited market opportunity in this application, but also believe that we hold potentially valuable patented color technology, which we may utilize in the future.

     We have also suspended development plans of a previously planned product, principally planned for remotely displaying readings of color measurements generated digitally by the "PocketSpec Color Probe". We have found that in marketing our ColorQA device we had some interest in remotely displaying and recording color measurements, but decided that a separate device is not necessary. We have incorporated the USB device into the BronzCheck and related software to a PC program, using Interactive Design, Inc. salon management software that remotely displays and records measurements from the BronzCheck. The ColorQA also uses the USB application and calibration software has been developed and is available now. These products potentially enable our devices to be operated portably and also as a bench top laboratory or factory device, by plugging in the USB connection.

     We no longer produce our ColorCheck units because we found that there was not sufficient demand for this product.

     Finally, in order to consolidate operations, we terminated three limited liability companies, which we had established during our fiscal year for 2003. The indebtedness of the limited liability companies was assumed by PocketSpec Technologies Inc., the sole owner/member of the limited liability companies. The limited liability companies were known as PocketSpec Cosmetic, LLC; PocketSpec Dental, LLC; and PocketSpec Dermatology, LLC.

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

     (d) MARKETS

General

     We sell our products directly to end user markets through direct mailings, including email and physical mailings through the US Postal Service and through internet websites. We were using trade shows and expositions for marketing our our products, but discontinued this phase of marketing due to cost/benefit analysis. We use independent contractors as sales personnel. We have two web sites for sales.

     We added on-line purchasing in May 2002. The web sites are www.pocketspec.com for the ColorQA product and www.bronzcheck.com, with www.tantone.net linked for our BronzCheck product. We accept most major credit cards.

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

     We use a database of trade industry contacts. We have acquired approximately 100,000 names of painting contractors, decorators, tanning salons and other target markets. We plan to utilize these in our direct mailing programs from time to time.

     We operate two web sites for sales and support. For products such as the ColorQA and other technical products, we use www.pocketspec.com. On this site we have limited company information, SEC filings, press releases, distributor information, and on-line ordering. For the Indoor Tanning Industry, we use bronzcheck.com and www.tantone.net, both linked to one site at the present time. On this site we have information on the BronzCheck product and the software products, distributors, if any, and on-line ordering. We continue to update our current websites and have launched features that include on-line demonstration of our products. We also plan to include technical support functionality in on BronzCheck(TM) and TanTone(TM) Salon System product sites. We are also considering.

Other Markets

     We also currently sell the ColorQA product to professional painters and interior decorators, plastic injection mold manufacturers, leather dye business and auto trim parts and panels companies. The present version of ColorQA provides assistance in matching colors of paint, stucco, fabrics and virtually any solid color that professional painters, interior decorators, and general contractors need to match. The device has the capability of being programmed with a color code look-up table of paint colors, which would be an enhanced product, we may offer in the future.

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

     (e) RAW MATERIALS

     The use of raw materials is not material factor in our operations and is not expected to be a material factor in the future.

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

     Our decision to add a software sales component to our lines of business puts us in potential competition with additional competitors. However, we believe that if we can begin by delivering competitive software products to multiple industries and add servicing and support for our customers, we will have a reasonable competitive edge.

     In any case, we believe that competition will be intense. We cannot guarantee that we will be able to successfully compete.

     (g) BACKLOG

     At January 31, 2004, we had no backlogs.

     (h) EMPLOYEES AND CONSULTANTS

     At as of the date hereof, we have four full-time employees, which include four administrative employees. We do not have any part-time employees. We also utilize the services of independent contractors. The contractors are involved with the engineering, design, and programming of our products. We plan to hire, from time to time, additional independent contractors for prototype design and production work and employees as our needs may demand.

     In the past, we have customarily used in-house technical support to develop our color comparing technology. However, with the exception of Mr. Gregg Wagner, one of our directors, who is a product designer and optics expert, we have terminated the original technical development team and have replaced it with one contract engineer and programmer. In addition, we will attempt, wherever possible, to out-source materials, supplies and component assignments, such as circuit boards and injected housings.

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

     Also in October, 2001, we entered into a trademark license agreement with Color-Spec Technologies, Inc. and received an exclusive license to use the trademarks "PocketSpec" and "PocketSpec Technologies, Inc." for a term of ten years. We use these trademarks in our business.

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

     (k) RESEARCH AND DEVELOPMENT

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional capabilities incorporating that technology and maintaining a strategic position with our products. We use the services of two independent contractors in the development of our products. On January 14, 2002 we acquired rights to intellectual property for a total cost of $596,385. The transaction included cash in the amount of $15,000, 1,100,000 shares of common stock valued at $385,000 or $.35 per share, and partial assignment of a $644,403 note receivable from an affiliate, or $196,385 of principal amount.

     In December 2002, we entered into a software development agreement with an independent, third party contractor to develop the USB port capabilities of our products. We pay for these services on an hourly basis.

     In January 2003, we entered into a software development agreement with Tyger POS, of Longmont, Colorado, a restaurant software developer, to write software code and create a set of software products to be used in the indoor tanning salon industry. We terminated the agreement with Tyger POS during May, 2003 and aligned the development with Interactive Designs, Inc. of Alpharetta, Georgia. The project was completed in August 2003.

     We plan to continue to invest significant time and resources in our product development. In addition, we have recruited and plan to continue to recruit electronic and software engineers, as needed, with experience in illumination and detection systems.

     (l) ENVIRONMENTAL COMPLIANCE

     We are not subject to any costs for compliance with any environmental laws.

     (m) LEASES

     On March 4, 2003 we signed an operating lease for office copying equipment. The agreement is effective through November 4, 2007. Monthly lease payments total $1,318.

     (n) SUBSEQUENT EVENT AND CERTAIN TRANSACTIONS

     Subsequent to March 31, 2004 our Chief Financial Officer, Cynthia Kettl, loaned $20,000 to the Company and a director, Gregg Wagner, loaned the $15,000 to the Company. The Company issued notes for the cash.

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

     ITEM 2. DESCRIPTION OF PROPERTIES.

     Our business office is located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with an organization affiliated with one of our employees, F.

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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

     Since May 2001, our securities have been listed for trading in the Over-the-Counter market on the NASD's "Electronic Bulletin Board." We currently trade under the symbol PKSP. The following table sets forth the high and low bid quotation for our common stock for each fiscal quarterly period of 2004 and the three trading quarters of 2003.

                              Bid Price
                  -----------------------------------

                                   High              Low
                                   ----              ----

                  2004
                  ----
         First Quarter             $0.29             $0.05
         Second Quarter            $0.29             $0.04
         Third Quarter             $0.30             $0.05
         Fourth Quarter            $0.08             $0.03

                                   High              Low
                                   ----              ----
                  2003
                  ----
         First Quarter                   $0.41                    $0.27
            Second Quarter            $0.39            $0.26
         Third Quarter             $0.37            $0.09
         Fourth Quarter            $0.38            $0.08

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of January 31, 2004, we had a total of 36,094,360 shares of our common shares outstanding. The number of holders of record of our common stock at that date was approximately 158.

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

Our Operations

     We are currently marketing two products. The first is our PocketSpec ColorQA(TM). The other is our PocketSpec BronzCheck(TM). At the present time, we are producing both the ColorQA units and BronzCheck units.

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

Results of Operations

     We generated operating revenues in our color comparison business during this fiscal year. We incurred a loss for the year ended January 31, 2004 totaling $ 2,720,192 compared to a loss of $1,183,372 for the year ended January 31, 2003. Our loss for the year ended January 31, 2004 was due to the costs involved with developing our color comparison business and a one time write off of intangible assets totaling $1,552,363. Our loss for the year ended January 31, 2003 was due to a an expense in the amount of $601,811 for research and development costs and $608,579 for general and administrative expenses. Our loss per share, on a fully diluted basis, was $0.082 per share for the year ended January 31, 2004, compared to a loss of $.066 per share for the year ended January 31, 2003.

     We had total revenues of $161,813 for the year ended January 31, 2004. Total cost of sales, which in the fiscal year ended January 31, 2004 consisted of costs of manufacturing, was $127,859. We had total revenues of $128,248 for the year ended January 31, 2003. Total cost of sales, which in the fiscal year ended January 31, 2003 consisted of costs of manufacturing, was $79,199.

     Total operating expenses, which consisted of general and administrative expenses, were $2,758,763 for the year ended January 31, 2004, compared to $1,438,771 for the year ended January 31, 2003. The major components of general and administrative expenses are research and development, legal, accounting, commissions, wages, rent, and stock based compensation, and a one time impairment expense totaling $1,388,512 for intangibles.

     We recorded stock-based compensation in the amount of $212,822 during the year ended January 31, 2004 which represented common stock that was issued for services provided to us for product and software development. The common stock was valued at the closing price of the stock on the date of issue.

     We recorded stock-based compensation in the amount of $61,852 during the year ended January 31, 2003, which represented common stock that was issued for services provided to us along with common stock issued for promotion through public relations organizations and web-site development and maintenance. The common stock was valued at the closing price of the stock on the date of issue.

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

     We have not been profitable since we entered the color comparison business. We believe that we have begun to generate enough sales to potentially reach a break-even during the second fiscal quarter. For the coming fiscal year, we plan to vigorously market our technology and develop our operations. If we are unsuccessful in achieving positive results from operations, we may be required to curtail operations, liquidate assets, or enter into capital or financing arrangements on terms, which may have an adverse effect on future operations.

Liquidity and Capital Resources

     Our net cash and cash equivalents were $9,780 as of January 31, 2004, compared to $6,451 as of January 31, 2003. Net cash used from investing activities totaled $26,841 as of January 31, 2004 and net cash received from investing activities was $304,688 for January 31, 2003. Cash from investing activities was used for property additions and cash received from investing activities for the year ended January 31, 2003 came from receipts and sales of notes receivable.

     Our net cash received from financing activities was $573,549 for the year ended January 31, 2004, compared to having received $701,966 for the year ended January 31, 2003. Cash from financing activities totaled $601,350 came from loans from affiliates and third parties, and $27,898 cash came from sale of stock for the year ended January 31, 2004. Cash from financing activities totaled $867,642, which came as loans from affiliates and third parties, and sale of stock for the year ended January 31 2003. Cash used from financing activities was $55,700 to repay debt for the fiscal year ended January 31, 2004 and a total amount of $79,470 was used to repay debt for the fiscal year ended January 31, 2003.

     We have prepaid expenses of $9,374 at January 31, 2004. The prepaid expenses consist of points paid for financing and other.

     During the year ended January 31, 2004 we had no outstanding stock options.

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

     New Accounting Pronouncements

     In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. As of January 31, 2004, the Company does not have a stock option plan in existence, however; if the Company chooses to in the future they will be subject to these guidelines.

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

Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset's remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes monitoring our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

ITEM 7. Financial Statements.

                                      INDEX


                                                                            Page
                                                                           ----

Independent Auditor's Report                                                F-2

Consolidated Balance Sheet, January 31, 2004                                F-3

Consolidated Statements of Operations for the years ended
   January 31, 2004 and 2003                                                F-4

Consolidated Statement of Shareholders' Equity (Deficit),
   February 1, 2002 through January 31, 2004                                F-5

Consolidated Statements of Cash Flows, for the years ended
   January 31, 2004 and 2003                                                F-7

Notes to Consolidated Financial Statements                                  F-8

INDEPENDENT AUDITOR'S REPORT





Board of Directors
PocketSpec Technologies, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of PocketSpec Technologies, Inc. and Subsidiaries as of January 31, 2004, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended January 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PocketSpec Technologies, Inc. and Subsidiaries as of January 31, 2004 and the results of operations and cash flows for the years ended January 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit as well as an accumulated deficit as of January 31, 2004. The Company has also suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.



By:  /s/ HEIN & ASSOCIATES LLP
     --------------------------
     HEIN & ASSOCIATES LLP

April 23, 2004
Denver, Colorado

                          POCKETSPEC TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                                                                    January 31,
                                                                       2004
                                                                    -----------


                                     Assets
Current assets:
      Cash and cash equivalents                                     $     9,780
      Trade receivables                                                   4,352
      Inventory at cost, net of reserve of $22,500                      284,179
      Prepaid, and other, net                                             9,374
                                                                    -----------
          Total current assets                                          307,685

Fixed assets:
      Furniture and fixtures, net of accumulated
        depreciation of $14,324                                          35,578
      Office equipment, net of accumulated
        depreciation of $14,289                                          23,315
      Molds, net of accumulated
        depreciation of $71,796                                          63,553
                                                                    -----------
          Total fixed assets                                            122,446

                                                                    -----------
          Total assets                                              $   430,131
                                                                    ===========

                 Liabilities and Shareholders' Equity (Deficit)
Liabilities:
      Accounts payable                                              $   149,706
      Accounts payable, related party (Note 6)                          132,727
      Accrued liabilities                                                 2,017
      Accrued interest                                                    1,015
      Accrued interest, related parties (Note 6)                         44,028
      Accrued wages                                                     186,694
      Indebtedness, related parties (Note 6)                            121,800
      Notes payable                                                      14,500
      Notes payable, related parties (Note 6)                           498,885
                                                                    -----------
          Total current liabilities                                   1,151,372

Commitment and Contingencies (Notes 7,8,and 11)                            --

Shareholders' equity (deficit):
      Common stock, $0.001 par value, 50,000,000
          shares authorized, 36,124,260 shares
          issued, 36,094,260 shares outstanding                          36,095
      Additional paid-in capital                                      4,177,268
      Treasury stock, excess of $.001 par value,
          30,000 shares acquired, at cost                               (10,606)
      Accumulated deficit                                            (4,923,998)
                                                                    -----------
          Total shareholders' equity (deficit)                         (721,241)
                                                                    -----------
                                                                    $   430,131
                                                                    ===========
                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Operations
                                                                  For the Years
                                                                    January 31,
                                                           ----------------------------
                                                               2004             2003
                                                           ------------    ------------
Revenues
      Product sales                                        $    161,813    $    128,248

Cost of sales:
      Cost of sales                                             127,859          79,199
                                                           ------------    ------------
          Gross margin                                           33,954          49,049

Operating expenses:
      General and administrative expenses:
        Impairment of intangibles                             1,388,512            --
        General and administrative                              834,935       1,083,695
        Stock based compensation (Note 9)                       212,822          61,852
        Rent expense to related parties (Note 6)                 48,000          25,500
        Research and development costs                           52,460         115,160
      Depreciation                                               58,183          40,906
      Amortization                                              163,851         111,658
                                                           ------------    ------------
          Total general and administrative expenses           2,758,763       1,438,771

          Operating (loss)                                   (2,724,809)     (1,389,722)

Other income (expense):
      Other income                                                4,616            --
      Interest income (expense)                                       1           4,783
      Gain on sale of assets acquired from related party           --             9,231
                                                           ------------    ------------
          Total other income (expense)                            4,617          14,014

          (Loss) before provision
            for income taxes                                 (2,720,192)     (1,375,708)

Provision for income taxes - benefit                       $       --      $       --
                                                           ============    ============
          (Loss) from continuing operations                $ (2,720,192)   $ (1,375,708)
                                                           ============    ============
Discontinued operations:
      Income of Real Estate Opportunities, Inc.
        including gain on disposal of $0,$192,336                  --           192,336
      Income tax expense (benefit)                                 --              --
                                                           ------------    ------------
      Income on discoutinued operations                            --           192,336

          Net (loss)                                       $ (2,720,192)   $ (1,183,372)
                                                           ============    ============

Net income per share:
      Continuing operations                                $     (0.082)   $     (0.077)
                                                           ============    ============
      Discontinued operations                              $       --      $      0.011
                                                           ============    ============
      Net (loss)                                           $     (0.082)   $     (0.066)
                                                           ============    ============
      Basic and dilluted shares used for computation         33,240,563      17,932,064
                                                           ============    ============

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
            Consolidated Statement of Shareholders' Equity (Deficit)
                    February 1, 2002 Through January 31, 2004


                                              Common     Treasury                 Additional  Common
                                               Stock      Stock                    Paid In     Stock  Accumulated
                                              Shares      Shares      Amount      Capital     Options   Deficit         Total
                                            ----------   --------    --------    ----------    ----   -----------    -----------

Beginning Balance February 1, 2002          11,088,718   (111,850)   $ 10,978    $1,410,521     --    $(1,020,434)   $   401,065

February 2002 shares repurchased                  --      (74,858)        (75)      (25,690)    --           --          (25,765)
February 2002, shares cancelled                (79,000)      --          --            --       --           --                0
March, 2002 shares repurchased                    --      (36,992)        (37)      (12,913)    --           --          (12,950)
March 2002, shares cancelled                   (33,358)      --            (1)         (177)    --           --             (178)
March 2002, shares issued for stock
   based compensation                           30,000       --            30        10,670     --           --           10,700
April 2002, shares repurchased                    --      (75,500)        (76)      (27,066)    --           --          (27,142)
May 2002, shares repurchased                      --      (27,000)        (27)       (8,874)    --           --           (8,901)
May 2002, stock acquired from
   Color-Spec Technologies, Inc.                  --     (700,000)       (700)          700     --           --                0
May 2002, shares issued for
   Color-Spec Technologies, Inc.             8,316,353       --         8,316     1,378,734     --           --        1,387,050
June 2002, shares repurchased                     --       (7,500)         (7)       (2,962)    --           --           (2,969)
July 2002 shares repurchased -
   Gill & Assoc                                   --      (23,000)        (23)       (8,279)    --           --           (8,302)
July 2002, shares cancelled                   (901,850)   901,850        --            --       --           --                0
September 2002, shares issued for
   stock based compensation                     78,000       --            78        21,522     --           --           21,600
October 2002, sale of common stock,
   related parties                           1,165,000       --         1,165       115,335     --           --          116,500
October 2002, common stock exchanged
   for debt                                  2,430,000       --         2,430       240,570     --           --          243,000
October 2002, sale of stock to
   individuals                                 436,996       --           437        61,309     --           --           61,746
October 2002, shares issued for stock
   based compensation                            5,000       --             5           795     --           --              800
October 2002, shares issued for stock
   based compensation                           10,000       --            10         1,590     --           --            1,600
October 2002, shares cancelled                 (13,000)    13,000        --            --       --           --                0
December 2002,  common stock issued
   for payable                                 130,000       --           130        34,303     --           --           34,433
December 2002, shares issued for stock
   based compensation                           70,625       --            71        15,252     --           --           15,323
January 2003, shares issued for stock
   based compensation                           95,146       --            95        11,734     --           --           11,829
January 2003, shares issued for
   intellectual property                       200,000       --           200        23,800     --           --           24,000
Net loss for the year - PocketSpec
   Technologies Inc.                              --         --          --            --       --     (1,183,372)    (1,183,372)
                                            ----------   --------    --------    ----------    ----   -----------    -----------

Balance January 31, 2003                    23,028,630    (30,000)   $ 22,999    $3,240,874    $--    $(2,203,806)   $ 1,060,067
                                            ==========   ========    ========    ==========    ====   ===========    ===========

                         (TABLE CONTINUED ON NEXT PAGE)

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
            Consolidated Statement of Shareholders' Equity (Deficit)
                    February 1, 2002 Through January 31, 2004

                         (CONTINUED FROM PREVIOUS PAGE)


                                              Common     Treasury                 Additional  Common
                                               Stock      Stock                    Paid In     Stock  Accumulated
                                              Shares      Shares      Amount      Capital     Options   Deficit         Total
                                            ----------   --------    --------    ----------    ----   -----------    -----------
February 2003, shares issued for stock
   based comp, related party                     9,155                      9           906                                  915
February 2003, shares issued for stock
   based comp                                   28,875                     29         2,859                                2,888
March 2003, shares exchange stock for
   debt - B7 Brand Note                      4,321,673                  4,322       298,195                              302,517
March 2003, shares exchanged stock for
   debt - Roben Note                           319,992                    320        22,079                               22,399
March 2003, shares exhanged stock for
   debt - Miller Note                        4,695,022                  4,695       323,957                              328,652
March 2003, shares exchanged for debt
   - Ford PS Plan Note                         737,064                    737        50,857                               51,594
March 2003, shares exchanged for payable,
   related party                                71,400                     71         4,927                                4,998
March 2003, sale of stock, related party       120,000                    120         8,280                                8,400
March 2003 - shares issued for design and
   consulting                                   50,000                     50         8,950                                9,000
March 2003, shares issued for stock based
   comp                                        109,063                    109        19,522                               19,631
March 2003, shares issued for stock based
   comp, related party                          18,310                     18         3,278                                3,296
March 2003, shares issued for stock based
   comp                                        137,500                    138        25,137                               25,275
July 2003, shares issued for stock based
   comp                                      1,130,750                  1,131        78,221                               79,352
July 2003, shares issued for stock based
   comp, related party                          50,000                     50         3,450                                3,500
July 2003, shares issued for stock based
   comp                                        215,181                    216        14,849                               15,065
July 2003, shares issued for stock based
   comp, related party                         500,000                    500        24,500                               25,000
July 2003, shares exchanged for payable        125,000                    125         7,375                                7,500
August 2003, shares issued for stock based
   comp                                         70,000                     70         3,430                                3,500
August 2003, shares issued for stock based
   comp, related party                         183,100                    183        10,803                               10,986
August 2003, shares issued for stock based
   comp                                        118,406                    118         6,986                                7,104
August 2003, shares returned and canceled      (61,000)                   (61)           61                                    0
October 2003, shares issued for stock
   based comp                                  146,239                    146         7,166                                7,312
Net loss for the year - PocketSpec
   Technologies Inc.                                                                                   (2,720,192)    (2,720,192)
                                            ----------   --------    --------    ----------    ----   -----------    -----------
Balance January 31, 2004                    36,124,360    (30,000)     36,095     4,166,662       0    (4,923,998)      (721,241)
                                            ==========   ========    ========    ==========    ====   ===========    ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Cash Flows


                                                                     Twelve Months Ended
                                                                          January 31,
                                                                  --------------------------
                                                                     2004           2003
                                                                  -----------    -----------
Cash flows from operating activities:
    Net loss                                                      $(2,720,192)   $(1,183,372)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
       Depreciation and amortization                                  222,034        148,565
       Impairment of intangibles                                    1,388,512           --
       Stock-based compensation (Note 9)                              212,824         61,852
       Non-cash interest expense, related parties                        --           53,433
       Non-cash interest expense, other                                15,791          5,625
       Non-cash other                                                  23,727
       Discount on sale of note receivable                               --           45,198
       Gain on sale of asset, related party                              --         (192,336)
       (Increase) decrease in:
          Accounts receivable, trade                                      193         (2,545)
          Inventory                                                   (33,823)      (250,357)
          Prepaids and accruals                                         7,583         (1,723)
       Increase (decrease) in:
          Payables, accruals, and other, net                          339,973        271,889
                                                                  -----------    -----------
             Net cash used by operating activities                   (543,378)    (1,043,771)
                                                                  -----------    -----------

Cash flows from investing activities:
    Cash paid for property additions, related party                      --          (69,065)
    Cash paid for property additions, other (Notes 3 & 7)             (25,482)      (121,385)
    Cash paid for intangibles (Notes 3 & 7)                            (1,359)       (34,040)
    Loans made, related party                                            --           (2,497)
    Proceeds from repayment of short term loan,                          --
      related party                                                      --            7,700
    Proceeds from repayment of notes receivable,
      related party                                                      --           30,054
    Proceeds from sale of note receivable, other                         --          493,921
                                                                  -----------    -----------
             Net cash received (used) by investing activities         (26,841)       304,688
                                                                  -----------    -----------

Cash flows from financing activities:
    Principal payments paid on notes                                     --           (3,500)
    Principal payments paid on notes, related party (Note 6)          (55,700)          (200)
    Repayment of short term loans, related parties                       --          (75,770)
    Proceeds from short term loans, related parties (Note 6)          121,800         75,770
    Proceeds from borrowing, other                                       --          100,000
    Proceeds from borrowing, related parties (Note 6)                 479,550         99,689
    Proceeds from revenue funding, related parties                       --          374,562
    Proceeds from revenue funding, other                                 --           39,375
    Cash paid to acquire stock                                           --          (86,206)
    Proceeds from issuance of common stock (Notes 7 & 9)               17,500         61,746
    Proceeds from issuance of common stock, related party
      (Notes 6 & 9)                                                    10,398        116,500
                                                                  -----------    -----------
             Net cash provided by financing activities                573,548        701,966
                                                                  -----------    -----------

    Net change in cash                                                  3,329        (37,117)
    Cash and cash equibalents at beginning of period                    6,451         43,568
                                                                  -----------    -----------
             Cash and cash equivalents at end of period           $     9,780    $     6,451
                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                                   $     4,601    $     6,732
                                                                  ===========    ===========
       Income taxes                                               $      --      $      --
                                                                  ===========    ===========
    Non-cash investing and financing activities:
       Common stock issued for acquisition of Color-Spec
         Technologies, Inc                                        $      --      $ 1,387,050
                                                                  ===========    ===========
       Common stock issued for debt, related party                $   302,517    $      --
                                                                  ===========    ===========
       Common stock issued for debt, other                        $   402,645    $      --
                                                                  ===========    ===========
       Common stock issued to acquire intangibles                 $      --      $    24,000
                                                                  ===========    ===========
       Common stock issued for services                           $   212,824    $    61,852
                                                                  ===========    ===========
       Common stock issued to repay revenue entitlement
          funding                                                 $      --      $   284,485
                                                                  ===========    ===========
       Common stock issued to repay payables                      $    12,498    $    34,433
                                                                  ===========    ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

Note 1:  Basis of presentation

(a)  Organization and Basis of Presentation

Our predecessor was incorporated on January 1, 2000 as FJK Millennium Fund V, Inc. and subsequently changed its name to FJK Opportunities, Inc. On April 6, 2000, we did a reverse acquisition with Real Estate Opportunities, Inc. (formerly Monument Galleries, Inc.), a Colorado corporation, incorporated on May 15, 1998. We acquired tracts of raw land and developed them into residential lots for sale to homebuilders. In addition, we acquired, for redevelopment, a commercial rental property in Denver, Colorado. During the year ended January 31, 2002, we sold all of our real estate holdings. Beginning during out third fiscal quarter of 2001, we changed our business plan and became a developer of color comparing instruments.

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

(b) Use of Estimates

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Our net cash and cash equivalents were $9,780 as of January 31, 2004, compared to $6,451 as of January 31, 2003

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

(d) Revenue and Cost Recognition

Costs that clearly relate to sales of the Company's color comparison products are charged to earnings when incurred. Revenues from sales of products are recognized at the time of shipment of product. Customers have the right to return products for 90 days after purchase. Defective products are repaired or replaced at our discretion. Refunds are issued either by check or credit as necessary. The Company has minimal returns and therefore does not maintain an allowance for those returns.

(e) Inventory

Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at January 31, 2004 consisted of finished goods. We have recorded an allowance of $22,500 that directly relates to non-saleable or discontinued products, which reduces our gross profit.

(f) Intangible Assets

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

(g) Impairment of Intangible Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting standards No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement No. 144). Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. The Company expensed the carrying value of its intangible assets as a one time charge totaling $1,388,512 for the year ending January 31, 2004.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


(h) Income Taxes

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

(i) Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25, where applicable, and provide the pro forma disclosure provisions of SFAS No. 123. The Company has not granted options during the past fiscal year.

(j) Transfer Pricing of Transactions Among Related Entities

The Company accounts for certain related party transactions in accordance with SEC policies. The SEC staff has stated that assets should be valued at their historical cost in a transfer of assets between companies under common control.

(k) Earnings Per Share

Basic earnings per share are generally calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if all grants, agreements, and contracts to issue shares were exercised or converted. Diluted income per share is the same as basic income per share for the years ended January 31, 2004 and 2003.

(l) New Accounting Pronouncements

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. As of January 31, 2004, the Company does not have a stock option plan in existence, however; if the Company chooses to in the future they will be subject to these guidelines.

Note 2: Liquidity and Basis of Presentation

We generated operating revenues in our color comparison business during this fiscal year. We incurred a loss for the year ended January 31, 2004 totaling $ 2,720,192 compared to a loss of $1,183,372 for the year ended January 31, 2003. We have a working capital deficit of $843,687 as of January 31, 2004. Our loss for the year ended January 31, 2004 was due to continued developing costs of our color comparison business.

We have not been profitable since we entered the color comparison business. We believe that we have begun to generate enough sales to potentially reach a break-even during the second fiscal quarter. For the coming fiscal year, we plan to vigorously market our technology and develop our operations. We believe that we have begun to generate enough sales to potentially reach a break-even during the second fiscal quarter. Even with our marketing plan we will continue to have liquidity issues. If the Company cannot ultimately obtain profitable operations, there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments should the company be unable to continue operations as a going concern.

Note 3:   Acquisition of property

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

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          The following unaudited pro-forma results of operations are for the Company and Color-Spec as if the acquisition had taken place on February 1, 2002:

                                        Year Ended
                                        January 31,
                                           2003
                                        ------------
          Revenue                       $   128,248
          Net (Loss)                     (1,283,712)
          Loss per share                      (0.06)
          Weighted average shares
            Outstanding                  20,704,181

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


     (c)  During  the  year  ended  January  31,  2004,  the  Company   acquired
          depreciable assets for cash for a total amount of $25,482 and paid $1,359 for patent filing fees.


Note 4: Buildings, property, equipment and depreciation.

Building, property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: building, 39 years; building improvements, 39 years; furniture, 7 years; equipment, 5 years; and molds, 3 years. Depreciable assets consisted of the following at January 31, 2004:

               Furniture                            $    49,902
               Equipment                                 37,604
               Molds                                    135,349
                                                    -----------
                                                        222,855
               Less accumulated depreciation           (100,409)
                                                    -----------
                                                    $   122,446

Note 5: Intangible assets and amortization

Intangible assets were expensed as a one time charge in the amount of $1,388,512 at January 31, 2004.

Note 6: Related party transactions

B7 Brand, LLC (B7B), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies, Inc., (CST), Platinum Financial Fund, LLC, (PFF), F. Jeffrey Krupka (FJK), Janet Brophy (JB), Krupka-Brophy Profit Sharing Plan (KBP), and Wraith Moon House, LLC
(WMH) are affiliates of our Company by either common ownership or by common management. Asset Realization, Inc. (ARI) and Cape Aloe Corp., (CAC) became unaffiliated at January 31, 2004 when those companies changed officers and directors.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


     (a) The Company has accounts payable to Janet Brophy the amount of $95,022, to Cynthia Kettl, $4,040, to Frank Krupka, an employee, $24,801, and to Gregg Wagner, $8,864, for a total amount of $132,727. Janet Brophy is The President, CEO, and board member, Cynthia Kettl is the Secretary/Trea- surer, CFO, and board member, and Gregg Wagner is a board member. Officers and employees have paid expenses for the Company from time to time. For their payments, the Company intends to pay interest on the expense amounts that have been provided by the personnel. During the year ended January 31, 2004, the Company transferred an outstanding indebtedness from FJK in the amount of $2,000 by applying the indebtedness to outstanding payables due to Janet Brophy. The balances owing to Janet Brophy were expenses paid by FJK on behalf of the Company through use of his personal line of credit.

     (b)  Notes payable and accrued interest

          The Company has accrued interest payable to affiliates totaling $44,028 from notes payable totaling $498,885 to affiliates. During the year ended January 31, 2004 the Company borrowed $1,500 from ARI, $285,000 from B7B, $35,000 from CAC, $5,700 from CAC, $36,350 from
          KBP, and $116,000 from B7B, totaling $479,550 cash. Points in the amount of $15,000 were included in the principal balance of $300,000 to B7B, loan fees in the amount of $3,635 were included in the principal balance of $39,985 to KBP, and points in the amount of $11,600 were included in the $127,600 to B7B. Amounts borrowed were used for operating capital and development of new color-measuring product lines.

          Note payable to ARI in the amount of $1,500. The note bears interest at 6% and is due with a single payment totaling $1,572 on December 1, 2003. The note has been extended until paid and continues to accrue interest. Accrued interest through January 31, 2004 totals $87.

          Note payable to B7B in the amount of $300,000. The Company borrowed $285,000 from B7B during March 2003 for use as operating capital. The terms of the note required payment of $15,000 in interest points which was deducted from the $300,000 principal balance, netting the Company $285,000 cash. The note bears interest at 12% with monthly payments in the amount of $3,750 beginning April 1, 2003 and matures March 24, 2004. B7B has temporarily waived the monthly payment requirement and has extended the note until paid. Accrued interest at January 31, 2004 totals $30,773.

          Note payable to B7B in the amount of $127,600. The Company borrowed $116,000 from B7B during September 2003 for use as operating capital. The terms of the note required payment of $11,600 in interest points which was deducted from the $127,600 principal balance, netting the Company $116,000 cash. The note bears interest at 12% with monthly payments in the amount of $2,500 beginning October 19, 2003 and matures September 19, 2004. B7B has temporarily waived the monthly payment requirement. The total amount of points expensed through January 31, 2004 was $4,259. Accrued interest at January 31, 2004 totaled $5,621.

          Note payable to CAC in the amount of $50,000. The Company converted a short-term loan in the amount of $20,000 from CAC into a note. The note had an interest rate of 6% and matured August 1, 2004. Principal payments in the amount of $50,000 have been paid along with interest in the amount of $389 through the period ended April 30, 2003.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          Note payable to CAC in the amount of $5,700. The note had an interest rate of 6%. The note was paid in full along with accrued interest in the amount of $41.

          Note payable to Janet Brophy in the amount of $24,000. The note bears interest at 15% with monthly payments in the amount of $3,000 starting March 1, 2003 and matures November 1, 2003. JB has temporarily waived the monthly payment requirement and extended the note until it can be paid. Accrued interest at January 31, 2004 totals $3,620.

          Note payable to KBP in the amount of $39,985. The note bears interest at 12% and is due with a single payment totaling $43,206 and matures January 6, 2004. The Company borrowed $36,350 from KBP during the second quarter ended July 31, 2003. The money was used to fund continued development of the color measuring product line. The Company paid a loan fee and financed the fee into the note. The amount of the fee was $3,635 and is being amortized over the life of the loan. Total fees expensed through January 31, 2004 were $3,635. Accrued interest through January 31, 2004 totaled $3,549.

          Note payable to WMH in the amount of $5,800. The note bears interest at 6% and is due with a single payment totaling $5,975 on July 3, 2003. The note has been extended until it can be paid and continues to accrue interest. Accrued interest at January 31, 2004 totals $378.

     (c)  Short term loans

          For the year ended January 31, 2004 the Company received short term loans from affiliates totaling $121, 800. The amounts received were $61,800 from CAC, $27,000 from B7B, $7,500 from CCC, $6,000 from JB,
          $16,500 from Cynthia Kettl, $1,000 from Frank Krupka, and $2,000 from Gregg Wagner.

     (d)  Issuance of common stock

          During the three months period ended April 30, 2003 the Company issued 27,465 shares valued at $4,211 to an employee in lieu of salary for services provided to the Company. The Company also sold 191,400 shares of stock to two employees/directors for cash totaling $10,398 and an amount payable to the CFO for $3,000. The transaction totaled $13,398.

          For the year ended January 31, 2004 the Company converted a note payable in the amount of $275,000 along with accrued interest into stock. The Company received $10,000 cash and converted the note payable for $275,000 with interest in the amount of $17,517, for a total amount of $302,517 for 4,321,673 shares of common stock. The Company also sold 120,000 shares of stock to JB for $8,400 cash and issued 71,400 shares of common stock to the CFO for $1,998 cash and $3,000 from an account payable, for a total amount of $4,998. Cash from the transaction totaled $10,398.

          During the year ended January 31, 2004 the Company issued 68,750 shares of common stock to two employees valued at $4,813 for compensation for services to the Company. The Company also issued a total of 800,000 shares of common stock to the two directors of the Company in recognition for services performed. 300,000 shares of the stock were valued at $.07 per share, for a total amount of $21,000, while 500,000 shares of stock were valued at $.05 per share, or $25,000 at market value at date of issue. A total expense of $46,000 was recorded in the accompanying financial statements. The total amount recorded as stock based compensation was $50,813.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          During the year ended January 31, 2004 the Company issued 183,100 shares valued at $10,986 to an employee in lieu of salary for services provided to the Company.

     (e) On March 5, 2002 the Company entered into an office lease agreement with CCC. The agreement requires $4,000 per month rental of office space commencing April 1, 2002 and continuing through April 1, 2007. The agreement also requires payment of the yearly property tax. During the year ended January 31, 2004 the Company paid rent to CCC totaling $48,000. The Company also paid $20,000 to CCC for accrued rent from the year ended January 31, 2003. The total amount paid to CCC during the year ended January 31, 2004 totaled $68,000.

     (f) The Company has agreed to pay a board member a bonus of $20,000 for his participation in developing software for the ColorQA device whenever sales amount to $200,000 from sale of the units with the software and after all of deferred wages have been paid.


Note 7:  Transactions with non-affiliates

     (a) For the year ended January 31, 2004 the Company had accounts receivable totaling $4,352. The Company acquired inventory for use in the production of its color measuring product lines. The value of the inventory at January 31, 2004 totaled $294,103. Each product line uses the same technology and the electronic components are interchangeable. The Company had prepaid expenses totaling $9,374 and acquired assets totaling $25,482 and acquired intangibles totaling $1,359 for cash. The Company also had payables in the amount of $149,706, accrued liabilities totaling $2,017. The Company has accrued payroll for its employees totaling $186,694.

     (b) As of January 31, 2004, the Company had accrued interest payable for a note payable to an individual totaling $1,015. The note payable is in the amount of $14,500 and bears interest at 6%, with a single payment that was due in the approximate amount of $14,939 on June 3, 2003. The note has been extended until it can be paid.

     (c) For the year ended January 31, 2004 the Company converted notes payable to non-affiliates totaling $381,164 plus accrued interest totaling $3,982 into stock, for a total amount of $385,146. Additional cash in the amount of $17,500 was received from the individuals towards the purchase of 250,000 shares of stock totaling $17,500, which was used for operating capital. Shares issued for the transaction totaled 5,752,078 and were valued at $0.07 per share.

     (d) During the year ended January 31, 2003, the Company received $78,750 from assignment for the sale of specific units to be produced at a later time. The financial arrangement covers the costs of inventory and production, in order to establish an inventory of completed units to be shipped upon receipt of orders. These units were produced.

     Note 8: Operating leases

We have an operating lease for our office space located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with B7B an affiliate of an employee, F. Jeffrey

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


Krupka. We pay B7B $4,000 per month on a triple net lease, along with real estate taxes, property insurance, maintenance and repairs, telephone expenses, and other normal expenses of the property.

We also have an operating lease for office copying equipment. The agreement was signed on March 4, 2003 and is effective through November 4, 2007. Monthly lease payments total $1,318.

In addition, we have a lease for storage space that was effective on May 1, 2002 and is renewable on an annual basis. The monthly rental amount is $500.

Total monthly leases payments are approximately $5,818. Total amount paid for the year ended January 31, 2004 and 2003 was $69,816 and $58,279 respectively.

Future minimum lease payments under the office and equipment leases described above are approximately as follows.

                       Year                  Year
                       ----               ----------
                       2005               $   69,816
                       2006                   69,816
                       2007                   69,816
                       2008                   25,180
                                          -----------
                                          $  234,628
                                          ===========


Note 9:   Shareholders' equity

     (a)  Related parties

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

     (b)  Non-affiliates

          For the year ended January 31, 2004 the Company issued 325,438 shares of common stock to individuals for services rendered. The value of the shares was expensed and recorded as stock based compensation in the amount of $56,792. The Company also issued additional shares of common stock totaling 868,750 valued at $60,813, or $.07 per share. The Company issued a total of 1,017,181 shares to individuals valued at $71,204 or $.07 per share for services to the Company. The Company also issued 125,000 shares of its common stock valued at an agreed amount of $10,000 or

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          $.08 per share for an account payable in the same amount. Market value the stock was $7,500, or $.06 per share. The resulting difference was recorded against research and development costs according to the charges from the vendor. The Company also issued a total of 344,645 shares to individuals valued at $18,816 or approximately $.05 per share for services to the Company.

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

     (c)  Shares issued to acquire property, prior year

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

          During the third quarter of our fiscal year ended January 31, 2003 the Company entered into a trademark license agreement with Solartech, During the third quarter of our fiscal year ended January 31, 2003 the Company entered into a trademark license agreement with Solartech, Inc. located in Michigan. The purpose of the agreement was to acquire use of its hand held solar meters for use with the Company's hand held color-measuring devices, primarily the BronzCheckTM product line. Terms of the agreement include a non-exclusive right to use the Licensed Mark in the promotion of solar meters for a period of ten
          (10) years. The property was acquired for 200,000 shares of common stock valued at $24,000 or $.12 per share.


Note 10:  Income taxes

Under SFAS No. 109 deferred taxes result from temporary  differences between the
financial   statement   carrying  amounts  and  the  tax  bases  of  assets  and
liabilities. The components of deferred taxes are as follows:

                                                          Deferred Tax
                                                        Assets (Liability)
                                                        ------------------
  Current:
       Inventory Reserve                                   $     8,000
  Non-Current:
       Property and equipment                                   41,000
       Net operating losses                                  2,067,000
  Net deferred tax asset before
       Valuation allowance                                   2,016,000
  Valuation allowance                                       (2,116,000)
                                                          -------------
  Total deferred tax asset                                 $     --
                                                          =============

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


The net deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2004 increased $495,000 and increased $1,223,000 in 2003.

At January 31, 2004 we have approximately $5,500,000 available in net operating loss carry-forwards, which begin to expire from 2016 to 2018. Usage of these carry forwards may be severely limited in the future due to changes in ownership or other loss limitations.

Total income tax expense for 2004 and 2003 differed from the amounts computed by applying the US Federal statutory tax rates to pre-tax income as follows:


                                         Year Ended             Year Ended
                                         January 31,          January 31,
                                            2004                 2003
                                         --------------     ----------------
U.S statutory federal rate                (34.00)%             (34.00)%
State income tax rate, net
     of Federal income tax benefit         (3.30)%              (3.30)%
Increase (reduction) in valuation
     Allowance                             37.30%               37.30%
                                         --------------     ----------------
                                            --                     --
                                         ==============     ================

Note 11: Commitments

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

Our agreement with Ms. Brophy runs from January 1, 2002 through December 31, 2005. Under this agreement, Ms. Brophy is paid $8,630 per month.

Mr. Gregg Wagner shall receive a 4% commission on sales to key accounts and distribution channels that he maintains.

Note 12: Concentrations

During the year ended January 31, 2003 we received a total amount of $39,375 for the rights to receive future revenues from sales of our products. The transaction was converted to sales of units including 236 BronzCheck units, 20 ColorQA units, and 7 ColorCheck units. The individual also paid the Company an additional $9,000. The total value of the sale was $48,375, which represents

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


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


Note 13: Reclassification

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.


Note 14: Subsequent events.

The Company's CFO, Cynthia Kettl, provided the Company with cash totaling $20,000 and a director, Gregg Wagner, provided the Company with cash totaling $15,000 for the extinguishment an account payable in the amount of $35,000.


ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period. On June 5, 2002, our Board of Directors voted to change our Certifying Accountants from Cordovano and Harvey, P.C. to Hein & Associates, LLP. On June 6, 2002 Hein & Associates, LLP finalized their client background check and formally accepted us as a client for the fiscal 2003 audit. Cordovano and Harvey, P.C. has rendered opinions on our audit for the past two years. The change in Certifying Accountants was made so that we could utilize the specific accounting experience and expertise of Hein & Associates, LLP.

There were no disagreements between us and Cordovano and Harvey, P.C. with respect to our accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the former Certifying Accountant's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. We have authorized Cordovano and Harvey, P.C. to respond fully to inquiries of Hein & Associates, LLP concerning our financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Executive Officers, their ages and positions held with us as of January 31, 2004 are as follows:

                                           YEAR BECAME            POSITION
      NAME                 AGE              DIRECTOR              IN COMPANY
-----------------          ---              -----------           -----------

Janet Brophy               48               2001                  President,
                                                                  Director &
                                                                  Chairman of
                                                                  The Board

Cynthia Kettl              56               2000                  Secretary,
                                                                  Treasurer &
                                                                  Director
                           19
Gregg Wagner               45               2002                  Director

Philip Robertson           50               2003                  Director

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

Janet Brophy. Ms. Brophy has been our President and CEO since July, 2003. She previously served as Secretary and has been one of our Directors since May 2001. From 1988 to 1998, she was involved in the off site management of apartment buildings in the Denver, Colorado area and other real estate activities. She was a homemaker from 1998 until she joined us in May 2001. She has been involved in real estate oriented businesses since 1978. Ms. Brophy attended Arizona State University.

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

Philip Robertson. Mr. Robertson has been one of our Directors since September 2003. Mr. Robertson in the Chief Executive Officer of Premier Manufacturing and Supply Chain Service, Inc. located in Longmont, Colorado. Mr. Robertson's work experience Spans 26 years and includes various Vice-Presidency positions, Managing Director, and other Director and Manager level positions in materials, operations, and business Development companies. His educational background includes an M.B.A. from San Jose State University and an undergraduate degree in Business Management.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires Our officers and directors and persons owning more than ten percent of the Outstanding Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally,
Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. None of our officers or directors made timely Form 3 or 4 filings. Mr. Robertson did not make either a Form 3 or Form 4 filing. Ms. Kettl did not make a timely Form 5 filing.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Our board of directors has established an audit committee comprised of Ms. Cynthia Kettl and Mrs. Janet Brophy. Ms. Kettl has the requisite education, background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC. Mrs. Brophy and Ms. Kettl are not independent of management.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the Summary Compensation Table for the Chief Executive Officer. Except as indicated in the footnotes to this section, no other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Our Chief Executive Officer received in excess of $100,000 in compensation during the past fiscal year. No other executive officer received compensation in excess of $100,000 during the past fiscal year.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                                 Long Term Compensation
                           ---------------------------                          ---------------------------
                                 Awards Payouts

Name                                                            Other
Restricted                         All
And                                           Salary            Annual            Stock            LTIP
Other
Principal                                  Compensation         Bonus          Compensation       Award(s)
Options/
Position                       Year            ($)                ($)             ($)
----------                 ----------       ----------        ----------        ----------       ----------
Janet                           2003        $  112,190              --
Brophy                          2002        $   96,300              --
Chairman (1)                    2001        $   14,017              --
                                2000        $     -0-               --

-------------------
(1) Ms. Brophy became an officer and director in 2001. She became our Chairman in 2003. We paid Ms. Brophy $47,465 and accrued wages in the amount of $64,725 for the year ended January 31, 2004. We have an employment agreement with her, which runs from January 1, 2002 through December 31, 2005. Under this agreement, she is paid $8,630 per month.
-------------------

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

2003 STOCK COMPENSATION PLAN 1

We have a current registration statement on Form S-8 for our 2003 Stock Compensation Plan I. A total of 1,000,000 shares have been registered under the plan. We have issued a total of 674,826 shares and no options under this plan as of January 31, 2004.

Code of Ethics

The Company endeavors to adhere to the requirements as dictated by the SEC and provide assurances to outside investors and interested parties that the Company's officers, directors and principal financial officer adhere to a reasonably responsible code of ethics and as such, we have adopted code of ethics that applies to our executive officers, including Mrs. Brophy, our Chief Executive Officer and President, and Ms. Kettl, our Chief Financial Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of January 31, 2004, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. As of January 31, 2004, there were a total of 33,094,360 shares issued and outstanding.

  NAME AND ADDRESS                  AMOUNT AND NATURE OF             PERCENT
 OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP (1)(2)          CLASS
-----------------------          ---------------------------         -------

Cynthia Kettl                               775,829                    2.34%
3225 East 2nd Ave
Denver, Colorado 80206

Janet Brophy (3)                          5,687,540                   26.35%
6195 South Akron Way
Greenwood Village, Colorado 80111

Gregg Wagner                              1,078,785                    3.26%
1368 Cedar Avenue
Boulder, CO 80304

Philip Robertson (4)                        100,000                    0.30%

All Officers and Directors as a Group     7,642,154                   23.09%
(four persons)

---------------------
     (1)  All ownership is beneficial and on record, unless indicated otherwise.

     (2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

     (3) Includes 1,404,444 shares owned of record by Ms. Brophy. Includes shares owned of record by B7 Brand, LLC. Asset Realization, Inc., Advanced Gas & Oil Corp, Cape Aloe Corp, are entities formerly under common control of Ms. Brophy. The Krupka-Brophy Profit Sharing Plan is an entity controlled by Ms. Brophy. Includes 15,536 shares owned jointly by Mr. Krupka and Ms. Brophy, but does not include shares owned by the Krupka-Murr Gift and Education Foundation, for which Ms. Brophy disclaim beneficial ownership. Does not include any shares owned by Ms. Brophy's children, for which she disclaims any beneficial ownership.

     (4)  Includes shares owned jointly by Mr. Robertson and his wife.
---------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our business office is located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with an organization affiliated with one of our employees, F. Jeffrey Krupka. We pay this organization $4,000 per month on a triple net lease, Along with real estate taxes, property insurance, maintenance and repairs, telephone expenses, and other normal expenses of the property. We have granted Mr. Krupka the non-exclusive use of the leased property for himself and as an office location for his other business interests, as consideration for the November 1, 2002 employment agreement

     We have terminated previous agreements with CD ROM, USA, Inc. and CD ROM, Inc., which are private companies owned by Mr. Roger Hutchison, who was one of our directors at the time. Under our agreement with CD ROM, Inc., he remains an approved supplier of products.

     We paid our Treasurer, Ms. Kettl, a total of $27,500 and accrued wages totaling $42,000 for accounting services during the 2004 fiscal year.

     Asset Realization, Inc. (ARI), B7 Brand, LLC (B7B), Cape Aloe Corp., (CAC), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies, Inc., (CST), Krupka & Associates, LLC (K&A), F. Jeffrey Krupka (FJK), Janet Brophy (JB), Krupka-Brophy Profit Sharing Plan (KBP), and Platinum Financial Fund, LLC (PFF), Wraith Moon House, LLC (WMH) are affiliates of our Company by either common ownership or by common management. Asset Realization, Inc. (ARI) and Cape Aloe Corp., (CAC), are no longer considered affiliates as of January 31, 2004.

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


ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and determines whether specific projects or expenditures with our independent auditors, HEIN & ASSOCIATES LLP potentially affect their independence. The Audit Committee's policy requires that all services the Company's independent auditor may provide to the Company, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting.

The following table sets forth the aggregate fees billed to us by HEIN & ASSOCIATES LLP for the years ended January 31, 2004 and January 31, 2003:

                                                  2004              2003
                                               ---------         ---------
Audit fees (1)                                  $50,168 (1)       $ 63,877
Audit-related fees (2)                            --    (2)            --
Tax fees (3)                                      --    (3)            --
All other fees                                    --                   --
                                               ---------         ---------
Total audit and non-audit fees                 $  50,168          $ 63,877
                                               =========         =========

-----------------------
     (1) Includes fees for professional services rendered for the audit of PocketSpec Technologies Inc.'s annual financial statements and review of PocketSpec Technologies Inc.'s annual report on Form 10-KSB for the year 2004 and 2003 for reviews of the financial statements included in PocketSpec Technologies Inc.'s quarterly reports on Form 10-QSB for the first three quarters of fiscal 2004.

     (2) Includes fees billed for professional services rendered in fiscal 3004 and 2003, in connection with acquisition planning, due diligence and related SEC registration statements.

     (3) Includes fees billed for professional services rendered in fiscal 2004 and 2003, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.
-----------------------

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(1)  FINANCIAL STATEMENTS

(2)  SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.       DESCRIPTION
-----------    -----------------------------------------------------------------


       3A+     Articles of Incorporation for Monument Galleries, Inc.

       3B+     Bylaws for Monument Galleries

       3C+     Articles  of   Amendment   changing   the  name  to  Real  Estate
               Opportunities, Inc.

       3D+     Amended Bylaws for Real Estate Opportunities, Inc.


                                                        29
       3E      Amended and Restated Articles of Incorporation.

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

      10.8 +   Employment Agreement with F. Jeffrey Krupka.

      10.9 +   Employment Agreement with Janet Brophy.

      10.10+   Employment Agreement with Cynthia Kettl.

      10.11+   Employment Agreement with Gregg Wagner.

      10.12+   Wrigley Agreement

      10.13+   Tyger POS Agreement

      10.14+   Amendment to Agreement

      10.15+   Solartech Agreement

      10.16+   Solartech License Agreement

      10.17+   2003 Employment Agreement with Jeff Krupka

      10.18+   2003 Employment Agreement with Cynthia Kettl

      31.1     Certification of CEO pursuant to Sec. 302
      31.2     Certification of CFO pursuant to Sec. 302
      32.1     Certification of CEO pursuant to Sec. 906
      32.2     Certification of CFO pursuant to Sec. 906


 + Previously Filed

(c) REPORTS ON FORM 8-K. We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended January 31, 2004.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PocketSpec Technologies Inc.

CHIEF EXECUTIVE OFFICER

Dated: MAY 17, 2004                                 By: /s/ JANET BROPHY
       ------------                                     ----------------------
                                                         Janet Brophy
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CHIEF FINANCIAL OFFICER

Dated: MAY 17, 2004                                 By:  /s/ CYNTHIA KETTL
       --------------                                    ----------------------
                                                         CYNTHIA KETTL
                                                         Treasurer


Dated: MAY 17, 2004                                 By:  /s/ PHILIP ROBERTSON
       --------------                                    ----------------------
                                                         Philip Robertson
                                                         Director


Dated: MAY 17, 2004                                 By:  /s/ CYNTHIA KETTL
       --------------                                    ----------------------
                                                         CYNTHIA KETTL
                                                         Director


Dated: MAY 17, 2004                                 By:  /s/ JANET BROPHY
       --------------                                    ----------------------
                                                         JANET BROPHY
                                                         Director


Dated: MAY 17, 2004                                By:   /s/ GREGG WAGNER
       --------------                                    ----------------------
                                                         GREGG WAGNER
                                                         Director