Form 10QSB
period 2004-04-30
POCKETSPEC TECHNOLOGIES INC
filed 2004-06-21
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended April 30, 2004 Commission File Number 0-28759
                           --------------                        -------


                          PocketSpec Technologies Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


              Colorado                                  84-1461919
              --------                                  ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                   3225 E Third Avenue, Denver, Colorado 80206
                   -------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (303) 393-8060
                                 --------------
              (Registrant's telephone number, including area code)




Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    [X]  Yes     [ ]  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common                                      36,094,360
       ------                                      ----------
       Class                    Number of shares outstanding at June 19, 2004


                     This document is comprised of 16 pages.

                                   FORM 10-QSB
1st QUARTER
                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements*

Condensed, consolidated balance sheet - April 30, 2004 (Unaudited)           3

Condensed, consolidated statements of operations - Three months
       ended April 30, 2004 and 2003 (Unaudited)                             4

Condensed, consolidated statements of cash flows - Three months ended
       April 30, 2004 and 2003 (Unaudited)                                   5

Notes to condensed, consolidated financial statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis                               10

Item 3.  Controls and Procedures                                            12




PART II - OTHER INFORMATION


Item 1.  Legal Proceeding                                                   12

Item 2.  Changes In Securities                                              12

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters To A Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  13


*The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                           Consolidated Balance Sheets


                                                                   April 30,
                                                                      2004
                                                                   -----------

                                     Assets
Current assets:
      Cash and cash equivalents                                    $     1,600
      Trade receivables                                                 15,394
      Inventory at cost, net of reserve of $22,500                     253,497
      Prepaid, and other, net                                           11,736
                                                                   -----------
          Total current assets                                         282,227

Fixed assets:
      Furniture and fixtures, net of accumulated
        depreciation of $16,151                                         33,751
      Office equipment, net of accumulated
        depreciation of $16,111                                         21,493
      Molds, net of accumulated
        depreciation of $82,984                                         55,864
                                                                   -----------
          Total fixed assets                                           111,108

                                                                   -----------
          Total assets                                             $   393,335
                                                                   ===========

              Liabilities and Shareholders' Equity (Deficit)
Liabilities:
      Accounts payable                                             $   100,133
      Accounts payable, related party (Note 2)                          79,871
      Accrued liabilities                                                2,950
      Accrued liabilities, related party (Note 2)                       10,150
      Accrued interest                                                   1,230
      Accrued interest, related parties (Note 2)                        58,988
      Accrued wages                                                    270,754
      Indebtedness, related parties (Note 2)                           154,450
      Notes payable                                                     14,500
      Notes payable, related parties (Note 2)                          551,245
                                                                   -----------
          Total current liabilities                                  1,244,271

Commitment and Contingencies                                              --

Shareholders' equity (deficit):
      Common stock, $0.001 par value, 50,000,000
          shares authorized, 36,124,260 shares
          issued, 36,094,260 shares outstanding                         36,095
      Additional paid-in capital                                     4,177,268
      Treasury stock, excess of $.001 par value,
          30,000 shares acquired, at cost                              (10,606)
      Accumulated deficit                                           (5,053,693)
                                                                   -----------
          Total shareholders' equity (deficit)                        (850,936)
                                                                   -----------
                                                                   $   393,335
                                                                   ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Operations

                                                                   For the Three Months Ended
                                                                            April 30,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
Revenues
      Product sales                                               $     67,616    $     37,810

Cost of sales:
      Cost of sales                                                     42,349          17,254
                                                                  ------------    ------------
           Gross margin                                                 25,267          20,556

Operating expenses:
      General and administrative expenses:
        General and administrative                                     109,574         232,892
        Stock based compensation                                          --            61,003
        Rent expense to related party (Note 2)                          12,000          12,000
        Research and development costs                                     392            --
      Depreciation                                                      14,838          13,594
      Amortization                                                        --            47,553
                                                                  ------------    ------------
           Total general and administrative expenses                   136,804         367,042

           Operating (loss)                                           (111,537)       (346,486)

Other income (expense):
      Other income                                                        --             2,370
      Interest income (expense) (Notes 2 and 3)                        (18,157)        (27,624)
                                                                  ------------    ------------
           Total other income (expense)                                (18,157)        (25,254)

           (Loss) before provision
             for income taxes                                         (129,694)       (371,740)

Provision for income taxes - benefit                              $       --      $       --
                                                                  ============    ============
           (Loss) from continuing operations                      $   (129,694)   $   (371,740)
                                                                  ============    ============

Net income per share:
      Net (loss)                                                  $     (0.004)   $     (0.012)
                                                                  ============    ============
      Basic and dilluted shares used for computation                36,094,360      30,055,017
                                                                  ============    ============

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Cash Flows

                                                                     For The Three Months Ended
                                                                              April 30,
                                                                       ----------------------
                                                                         2004          2003
                                                                       ---------    ---------
Cash flows from operating activities:

                    Net cash used by operating activities                (89,690)    (333,847)
                                                                       ---------    ---------


Cash flows from investing activities:
      Cash paid for property, other (Note 3)                              (3,500)     (10,651)
      Cash paid for intangibles                                             --         (1,359)
                                                                       ---------    ---------
                    Net cash received (used) by investing activities      (3,500)     (12,010)
                                                                       ---------    ---------


Cash flows from financing activities:
      Proceeds from short-term borrowings, related party (Note 2)         65,664       30,000
      Repayment of short-term borrowings, related party (Note 2)         (33,014)        --
      Repayment of principal, related party                                 --        (42,107)
      Proceeds from loans, related party (Note 2)                         52,360      327,200
      Sale of stock, related parties                                        --         10,398
      Sale of stock, other                                                  --         17,500
                                                                       ---------    ---------
                    Net cash provided by financing activities             85,010      342,991
                                                                       ---------    ---------


      Net change in cash                                                  (8,180)      (2,866)
      Cash and cash equivalents at beginning of period                     9,780        6,451
                                                                       ---------    ---------
                    Cash and cash equivalents at end of period         $   1,600    $   3,585
                                                                       =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
           Interest                                                    $   4,601    $   3,886
                                                                       =========    =========
           Income taxes                                                $    --      $    --
                                                                       =========    =========

      Non-cash investing and financing activities:
           Common stock issued for debt, related party                 $    --      $ 302,517
                                                                       =========    =========
           Common stock issued for debt, other                         $    --      $ 385,145
                                                                       =========    =========

                 See accompanying notes to financial statements

                         POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

Note 1:  Basis of presentation

(a) Organization and Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated January 31, 2004 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

(b) Inventory

Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at April 30, 2004 consisted of finished goods. All electronic components are interchangeable between product lines. We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

(c) Property, Equipment and Depreciation

Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $14,838, and $13,594 for the three months period ended April 30, 2004 and 2003, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2004.

The Company operates in two business segments which are identified as distribution and manufacturing of color-comparison devices to service users, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005 or any future period.

Note 2: Related party transactions

Asset Realization, Inc. (ARI), B7 Brand, LLC (B7B), Cherry Creek Cottage, LLC
(CCC), Cynthia Kettl (CK), Gregg Wagner (GW), Janet Brophy (JB), Krupka-Brophy Profit Sharing Plan (KBP), Moon Unit LLC, (MU), and Wraith Moon House, LLC
(WMH), are affiliates of our Company by either common ownership or by common management. Asset Realization, Inc. (ARI) and Cape Aloe Corp., (CAC) became unaffiliated at January 31, 2004 when those companies changed officers and directors.

     (a) During the first quarter of our fiscal year ended April 30, 2004 the Company had accounts payable due to JB in the amount of $60,229 and employee in the amount of $19,642. The Company also paid CCC $2,000 and has accrued rent in the amount of $10,150 due to CCC. Total rent expense for the first quarter ended April 30, 2004 is $12,000. The has accrued wages totaling $270,754 which will be paid when cash comes available to compensate the employees for their work.

     (b) During the quarter ended April 30, 2004, the Company has short term loans totaling $154,450. The Company borrowed $14,000 from B7B, $2,200 from MU, $1,100 from WMH, changed an account payable totaling $8,865 to GW, borrowed $15,000 from GW, for a total amount of $41,165. The Company repaid $3,850 to B7B, $2,200 to MU, $1,100 to WHM, and converted $25,864 owed to GW into a note payable, for a total repayment amount of $33,014.

     (c) The Company has notes payable to affiliates totaling $551,245. Terms of the notes are listed below.

          Note payable to ARI in the amount of $1,500. The note bears interest at 6% and was due with a single payment totaling on December 1, 2003. The note has been extended until paid and continues to accrue interest. Accrued interest at April 30, 2004 totaled $110.

          Note payable to B7B in the amount of $300,000. The Company borrowed $285,000 from B7B during March 2003 for use as operating capital. The terms of the note required payment of $15,000 in interest points

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          which was deducted from the $300,000 principal balance, netting the Company $285,000 cash. The note bears interest at 12% with monthly payments in the amount of $3,750 beginning April 1, 2003 and matures March 25, 2004. B7B has temporarily waived the monthly payment requirement. Accrued interest at April 30, 2004 totaled $39,649.

          Note payable to B7B in the amount of $127,600. The Company borrowed $116,000 from B7B during September 2003 for use as operating capital. The terms of the note required payment of $11,600 in interest points which was deducted from the $127,600 principal balance, netting the Company $116,000 cash. The note bears interest at 12% with monthly payments in the amount of $2,500 beginning October 19, 2003 and matures September 19, 2004. B7B has temporarily waived the monthly payment requirement. The total amount of points expensed through April 30, 2004 was $2,860. Accrued interest at April 30, 2004 totaled $9,345.

          Note payable to Cynthia Kettl in the amount of $24,200. The note bears interest at 12% and matures April 15, 2005. Monthly principal payments in the amount of $500 are due at the middle of the month. The note may be prepaid at any time within six (6) months from April 19, 2004 with an interest penalty in the amount of $1,350. Cash received from the loan totaled $20,000. Closing costs were $2,000 and points totaled $2,200. Total points expensed to date are $60 and accrued interest totals $88 through April 30, 2004.

          Note payable to Gregg Wagner in the amount of $28,160. The note bears interest at 12% and requires monthly payments in the amount of $500. The note matures April 20, 2005. The note consisted of points in the amount of $2,295, a former payable totaling $8,865, and short term loans totaling $17,000. Points expensed through April 30, 2004 total $63 and accrued interest at April 30, 2004 totals $93.

          Note payable to JB in the amount of $24,000. The note bears interest at 15% with monthly payments in the amount of $3,000 starting March 1, 2003 and matures November 1, 2003. JB has temporarily waived the monthly payment requirement. Accrued interest at April 30, 2004 totaled $4,507.

          Note payable to KBP in the amount of $39,985. The Company borrowed $36,350 from KBP during the second quarter for use as operating capital. The terms of the note required payment of $3,635 in interest points which was deducted from the $39,350 principal balance, netting the Company $36,350 cash. The note bears interest at 12% and is due with a single payment totaling $43,206 and matures January 6, 2004. The money was used to fund continued development of the color measuring product line. The points are being amortized over the life of the loan. Accrued interest through April 30, 2004 totaled $4,732.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          Note payable to WMH in the amount of $5,800. The note bears interest at 6% and was due with a single payment totaling $5,975 on October 3, 2003. The note has been extended until paid. Accrued interest through April 30, 2004 totaled $463.

     (d) During the first quarter ended April 30, 2004 the Company expensed interest from notes to affiliates totaling $14,959 and interest points totaling $2,983.

     (e) The Company has agreed to pay GW $50 from each sale of its software device combined product known as ColorQA Pro Software System, and $50 from each sale of its ColorQA Series 4 USB devices sold to various vendors, commencing after receipt of $5,150 from the pending sale of another 10 units. The payments will be accumulated and the total amounts shall be credited to the minimum $500 monthly payments to the note payable to Gregg Wagner.

Note 3: Transactions with non-affiliates

     (a) The Company reworked a mold used in the production of its product line at a cost of $3,500.

     (b) The Company has trade receivables totaling $15,394 and inventory net of reserve totaling $253,497. The inventory consists of finished products. The Company also has accounts payable in the amount of $100,133 and accrued liabilities totaling $2,950 for insurance and other expenses, and borrowed $24,500 from Cape Aloe Corp.

     (c) The Company has a note payable to an individual in the principal amount of$14,500. The note bears interest at 6%, with a single payment that was due on June 3, 2003. The note has been extended until paid. Accrued interest on the note through the period ended April 30, 2004 totals $1,230. Interest in the amount of $215 has been expensed through April 30, 2004.


Note 4: Shareholders' equity

     (a) There were no stock transactions during the period ended April 30, 2004.

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

Results of Operations

Our main operational focus is the color-measuring business. Our efforts during this period have been spent on marketing, production, and software product upgrades.

We realized total revenues of $67,616 for the three months period ended April 30, 2004 in comparison to revenues of $37,810 for the three months period ended April 30, 2003. Total operating expenses, which consisted of general and administrative expenses, were $136,804 and $367,042 for the three months period ended April 30, 2004 and 2003, respectively. The major components of general and administrative expenses were wages, accounting, rent and other expenses for the three months period ended April 30, 2004 and 2003, respectively.

Our net loss for the three months period ended April 30, 2004 and 2003 was $129,694 and $371,740, respectively. We had a loss on a fully diluted basis, of $.004 per share for the three months period ended April 30, 2004 and $.012 per share for the three months period ended April 30, 2003.

Our products are being produced and we have been actively selling the ColorQA and BronzCheck product line. We are continuing an aggressive marketing campaign in the both the paint and tanning industries. The BronzCheck(TM) product and its associated TanTone(TM) Measurement System generates a TanTone(TM) number (zero to 1,000 - mostly 650 to 900). This number is the key to knowing if a person is getting tanner. When these numbers are shown on a graph, the chart would show that the tanning process is working, as well as verifying the quality of lotions used by the clients to enhance the tanning speed. The Salon System Tan Tone integrates data into existing Point of Sale software system used by the salons.

We have been producing our new product line including software that will interface our device with certain Windows based operating systems. The software provides industries a database about for their use of the color-measurement. We have released our software using the ColorQA USB device which provides a database comprised of different mathematical measurements pertaining to red, green and blue, or RGB color codes.

We have been producing our ColorQA(TM) product line for the paint and plastics industries. We have upgraded our product line with software and USB ports in order to create color charts from color comparisons. The software provides a database for future reference to the user.

In analyzing our sales to date, we estimate that approximately 30% of our product sales have been the ColorQA(TM) through April 30, 2004. We anticipate that sales of our ColorQA(TM) devices will increase significantly by our fiscal year end. With our continued aggressive marketing campaign and alliances created within the paint, plastics, and tanning industries, we believe that overall total sales will increase significantly. We have sold our color measuring products in other countries such as Australia, China, Denmark, England, Spain, Israel, Poland, and Mexico, to name a few. At the present time, we believe that no product exists with the accuracy, dependability, and price range that competes directly with our product.

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

To date, however, through the marketing of our products, we have not yet achieved profitable operations, which is our goal. We cannot predict when, if at all, we will be profitable in our business. Nevertheless, we continue our business plan and are focusing our efforts on newly formed alliances with in the United States, Italy, and Japan.

At the present time, we plan to focus completely upon the development of our own product applications, rather than pursuing other technology acquisitions.


Liquidity and Capital Resources

Our net cash was $1,600 as of April 30, 2004, compared to $2,585 as of April 30, 2003.

Net cash used by investing activities totaled $3,500 as a result of the purchase of a depreciable asset. Net cash received from investing activities for the period ended April 30, 2003 was $12,010. Our net cash received from financing activities was $118,024 for the three months period ended April 30, 2004, compared to having received $385,098 for the three months period ended April 30, 2003. Cash provided from financing activities came from loans from related parties totaling $118,024 and cash from loans from affiliates totaled $357,200 and $27,898 from the sale of stock for the period ended April 30, 2003.

We have accounts receivable for the three months period ended April 30, 2004 totaling $15,394 and prepaid expenses of $11,736 for the same period. Prepaid expenses consist of mainly of points paid on loans. We have deferred payroll totaling $270,754, which is anticipated to be partially paid during the second fiscal quarter this year.

Our products, the Color QA and BronzeCheck are being marketed through brochure mailings and internet. We have built what we consider to be a sufficient inventory base to deliver products when ordered.

We are also considering ways in which to grow our shareholder equity.

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

Item 6 - Exhibits and reports on Form 8-K

31.1     Certification of CEO pursuant to Sec. 302
31.2     Certification of CFO pursuant to Sec. 302
32.1     Certification of CEO pursuant to Sec. 906
32.2     Certification of CFO pursuant to Sec. 906

REPORTS ON FORM 8-K. We filed no reports on Form 8-K during the first quarter of the fiscal year ended April 30, 2004.

The following financial information is filed as part of this report:

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PocketSpec Technologies Inc.


CHIEF EXECUTIVE OFFICER

Dated: JUNE 19, 2004                                 By: /s/ JANET BROPHY
       ------------                                     ----------------------
                                                         Janet Brophy
                                                         President


CHIEF FINANCIAL OFFICER

Dated: JUNE 19, 2004                                 By:  /s/ CYNTHIA KETTL
       --------------                                    ----------------------
                                                         CYNTHIA KETTL
                                                         Chief Financial Officer