Form 10QSB
period 2004-07-31
POCKETSPEC TECHNOLOGIES INC
filed 2004-09-20
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 2004                   Commission File Number 0-28759
                  -------------                                          -------



                          PocketSpec Technologies Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                    84-1461919
           --------                                    ----------
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
                                    [X]  Yes    [ ]   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common                                    36,293,756
  --------------------------------------------------------------------------
   Class                  Number of shares outstanding at September 20, 2004




                     This document is comprised of 13 pages.

                                   FORM 10-QSB
2nd QUARTER
                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.  Financial Statements*

Condensed, consolidated balance sheet - July 31, 2004 (Unaudited)           3

Condensed, consolidated statements of operations - Three months
       And six months ended July 31, 2004 and 2003 (Unaudited)              4

Condensed, consolidated statements of cash flows - Six months ended
       July 31, 2004 and 2003 (Unaudited)                                   5

Notes to condensed, consolidated financial statements (Unaudited)           6

Item 2.  Management's Discussion and Analysis                              10

Item 3.  Controls and Procedures                                           13



PART II - OTHER INFORMATION

Item 1.  Legal Proceeding                                                  13

Item 2.  Changes In Securities                                             13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters To A Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 13




*The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                          Consolidated Balance Sheets


                                                                      July 31,
                                                                       2004
                                                                    -----------

                               Assets
Current assets:
      Cash and cash equivalents                                     $     2,368
      Trade receivables                                                  10,943
      Inventory at cost, net of reserve of $22,500                      235,223
      Prepaid, and other, net                                             7,121
                                                                    -----------
          Total current assets                                          255,655

Fixed assets:
      Furniture and fixtures, net of accumulated
        depreciation of $17,979                                          31,923
      Office equipment, net of accumulated
        depreciation of $17,933                                          19,672
      Molds, net of accumulated
        depreciation of $94,172                                          44,676
                                                                    -----------
          Total fixed assets                                             96,271

                                                                    -----------
          Total assets                                              $   351,926
                                                                    ===========

                    Liabilities and Shareholders' Equity (Deficit)
Liabilities:
      Accounts payable                                              $    78,535
      Accounts payable, related party (Note 2)                          127,390
      Accrued liabilities                                                 5,109
      Accrued liabilities, related party (Note 2)                        15,850
      Accrued interest                                                    1,449
      Accrued interest, related parties (Note 2)                         60,105
      Accrued wages                                                     355,565
      Indebtedness, related parties (Note 2)                            130,800
      Notes payable                                                      14,500
      Notes payable, related parties (Note 2)                           550,921
                                                                    -----------
          Total current liabilities                                   1,340,224

Commitment and Contingencies                                                 --

Shareholders' equity (deficit):
      Common stock, $0.001 par value, 50,000,000
          shares authorized, 36,323,756 shares
          issued, 36,293,756 shares outstanding                          36,294
      Additional paid-in capital                                      4,192,471
      Stock Options Outstanding                                          10,027
      Treasury stock, excess of $.001 par value,
          30,000 shares acquired, at cost                               (10,606)
      Accumulated deficit                                            (5,216,484)
                                                                    -----------
          Total shareholders' equity (deficit)                         (988,298)
                                                                    -----------
          Total liabilities and shareholders' (deficit)             $   351,926
                                                                    ===========



                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                     Consolidated Statements of Operations

                                                    For the Three Months Ended     For the Six Months Ended
                                                               July 31,                     July 31,
                                                    ---------------------------  ----------------------------
                                                         2004           2003          2004           2003
                                                    -------------  ------------  -------------   ------------
Revenues
     Product sales                                  $     84,308   $     42,104   $    151,924   $     79,914

Cost of sales:
     Cost of sales                                        21,650         23,940         63,999         41,194
                                                    ------------   ------------   ------------   ------------
         Gross margin                                     62,658         18,164         87,925         38,720

Operating expenses:
     General and administrative expenses:
       General and administrative                        167,515        248,854        277,481        469,121
       Stock based compensation                           10,027        122,017         10,027        183,020
       Rent expense to related party (Note 2)             12,000         12,000         24,000         24,000
       Research and development costs                         --         17,626             --         30,251
     Depreciation                                         14,838         14,591         29,676         28,185
     Amortization                                             --         47,566             --         95,119
                                                    ------------   ------------   ------------   ------------
         Total general and administrative expenses       204,380        462,654        341,184        829,696

         Operating (loss)                               (141,722)      (444,490)      (253,259)      (790,976)

Other income (expense):
     Other income                                             --             --             --          2,370
     Interest income (expense) (Notes 2 and 3)           (21,070)       (12,850)       (39,227)       (40,474)
                                                    ------------   ------------   ------------   ------------
         Total other income (expense)                    (21,070)       (12,850)       (39,227)       (38,104)

         (Loss) before provision
           for income taxes                             (162,792)      (457,340)      (292,486)      (829,080)

Provision for income taxes - benefit                          --             --             --             --
                                                    ============   ============   ============   ============
         Net (loss)                                 $   (162,792)  $   (457,340)  $   (292,486)  $   (829,080)
                                                    ============   ============   ============   ============

Net loss per share:
     Net (loss)                                     $     (0.004)  $     (0.012)  $     (0.008)  $     (0.026)
                                                    ============   ============   ============   ============
     Basic and diluted shares used for computation    36,293,756     34,254,502     36,194,058     32,154,760
                                                    ============   ============   ============   ============


                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                     Consolidated Statements of Cash Flows

                                                                     For The Six Months Ended
                                                                             July 31,
                                                                      ---------------------
                                                                         2004        2003
                                                                      ---------   ---------
Cash flows from operating activities:                                 ---------   ---------
                    Net cash used by operating activities               (64,948)   (379,735)
                                                                      ---------   ---------
Cash flows from investing activities:
      Cash paid for property, other (Note 3)                             (3,500)    (25,482)
      Cash paid for intangibles                                              --      (1,359)
                                                                      ---------   ---------
                    Net cash received (used) by investing activities     (3,500)    (26,841)
                                                                      ---------   ---------

Cash flows from financing activities:
      Proceeds from short-term borrowings, related party (Note 2)        65,664      57,300
      Repayment of short-term borrowings, related party (Note 2)        (39,864)         --
      Repayment of short-term borrowing, other (Note 3)                 (16,800)         --
      Repayment of principal, related party (Note 2)                       (324)    (47,066)
      Proceeds from loans, related party (Note 2)                        52,360     363,550
      Sale of stock, related parties                                         --      10,398
      Sale of stock, other                                                   --      17,500
                                                                      ---------   ---------
                    Net cash provided by financing activities            61,036     401,682
                                                                      ---------   ---------


      Net change in cash                                                 (7,412)     (4,894)
      Cash and cash equivalents at beginning of period                    9,780       6,451
                                                                      ---------   ---------
                    Cash and cash equivalents at end of period        $   2,368   $   1,557
                                                                      =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
           Interest                                                   $   4,601   $   3,886
                                                                      =========   =========
           Income taxes                                               $      --   $      --
                                                                      =========   =========

      Non-cash investing and financing activities:
           Common stock issued for debt, related party                $      --   $ 302,517
                                                                      =========   =========
           Common stock issued for debt, other                        $      --   $ 385,145
                                                                      =========   =========
           Common stock issued for payables, other (Note 4)           $  15,406   $      --
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

(b) Inventory

Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at July 31, 2004 consisted of finished goods. All electronic components are interchangeable between product lines. We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

(c) Property, Equipment and Depreciation

Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $14,838, and $14,591 for the three months period ended July 31, 2004 and 2003, respectively, and $29,676 and $28,185 for the six months ended July 31, 2004 and 2003, respectively.

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

Operating results for the three months and six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005 or any future period.

Note 2: Related party transactions

B7 Brand, LLC (B7B), Cherry Creek Cottage, LLC (CCC), Cynthia Kettl (CK), Gregg Wagner (GW), Janet Brophy (JB), Jeff Krupka (FJK), Krupka-Brophy Profit Sharing Plan (KBP), Moon Unit LLC, (MU), and Wraith Moon House, LLC (WMH), are affiliates of our Company by either common ownership or by common management. Asset Realization, Inc. (ARI) and Cape Aloe Corp., (CAC) became unaffiliated at January 31, 2004 when those companies changed officers and directors.

     (a) During the second quarter of our fiscal year ended July 31, 2004 the Company had accounts payable due to JB in the amount of $54,636 and employees in the amount of $72,754. The Company also paid CCC $8,150 for rent and has accrued rent in the amount of $15,850 due to CCC. Total rent expense for the period ended July 31, 2004 was $24,000. The company has accrued wages totaling $355,565 which will be paid when cash comes available to compensate the employees for their work.

     (b) During the second quarter ended July 31, 2004, the Company has short term loans totaling $130,800. The Company borrowed $14,000 from B7B, $2,200 from MU, $1,100 from WMH, transfered an account payable totaling $8,865 to GW, borrowed $15,000 from GW, for a total amount of $41,165. The Company repaid $3,850 to B7B, $2,200 to MU, $1,100 to
          WHM, and converted $25,864 owed to GW into a note payable, for a total repayment amount of $33,014. The Company also repaid Cynthia Kettl $3,850. CCC acquired Cape Aloe Corp.'s short term loan in the amount of $69,500.

     (c) The Company has notes payable to affiliates totaling $550,921. Terms of the notes are listed below.

          Note payable to B7B in the amount of $300,000. The Company borrowed $285,000 from B7B during March 2003 for use as operating capital. The terms of the note required payment of $15,000 in interest points which was deducted from the $300,000 principal balance, netting the Company $285,000 cash. The note bears interest at 12% with monthly

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          payments in the amount of $3,750 beginning April 1, 2003 and matures March 25, 2004. B7B has temporarily waived the monthly payment requirement. Accrued interest at July 31, 2004 totaled $33,723.

          Note payable to B7B in the amount of $127,600. The Company borrowed $116,000 from B7B during September 2003 for use as operating capital. The terms of the note required payment of $11,600 in interest points which was deducted from the $127,600 principal balance, netting the Company $116,000 cash. The note bears interest at 12% with monthly payments in the amount of $2,500 beginning October 19, 2003 and matures September 19, 2004. B7B has temporarily waived the monthly payment requirement. The total amount of points expensed through July 31, 2004 was $5,784. Accrued interest at July 31, 2004 totaled $13,256.

          Note payable to Cynthia Kettl in the amount of $24,200. The note bears interest at 12% and matures April 15, 2005. Monthly principal payments in the amount of $500 are due at the middle of the month. The note may be prepaid at any time within six (6) months from April 19, 2004 with an interest penalty in the amount of $1,350. Cash received from the loan totaled $20,000. Closing costs were $2,000 and points totaled $2,200. Total points expensed to date are $615 and accrued interest totals $141 through July 31, 2004. The Company has repaid principal in the amount of $324 during the same period.

          Note payable to Gregg Wagner in the amount of $28,160. The note bears interest at 12% and requires monthly payments in the amount of $500. The note matures April 20, 2005. The note consisted of points in the amount of $2,295, a former payable totaling $8,865, and short term loans totaling $17,000. Points expensed through July 31, 2004 total $641 and accrued interest at July 31, 2004 totaled $944.

          Note payable to JB in the amount of $24,000. The note bears interest at 15% with monthly payments in the amount of $3,000 starting March 1, 2003 and matures November 1, 2003. JB has temporarily waived the monthly payment requirement. Accrued interest at July 31, 2004 totaled $5,415.

          Note payable to KBP in the amount of $39,985. The Company borrowed $36,350 from KBP for use as operating capital. The terms of the note required payment of $3,635 in interest points which was deducted from the $39,350 principal balance, netting the Company $36,350 cash. The note bears interest at 12% and is due with a single payment totaling $43,206 and matures January 6, 2004. The money was used to fund continued development of the color measuring product line. The points are being amortized over the life of the loan. Accrued interest through July 31, 2004 totaled $5,942.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          Note payable to WMH in the amount of $5,800. The note bears interest at 6% and was due with a single payment totaling $5,975 on October 3, 2003. The note has been extended until paid. Accrued interest through July 31, 2004 totaled $551.

     (d) During the first six months ended July 31, 2004 the Company expensed interest from notes to affiliates totaling $31,708 and interest points totaling $7,040.

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

     (b) The Company has trade receivables totaling $10,943 and inventory net of reserve totaling $235,223. The inventory consists of finished products. The Company also has accounts payable in the amount of $78,535 and accrued liabilities totaling $5,109 for insurance and other expenses, and borrowed $24,500 from Cape Aloe Corp, and repaid Cape Aloe Corp $16,800.

     (c) The Company has a note payable to an individual in the principal amount of$14,500. The note bears interest at 6%, with a single payment that was due on June 3, 2003. The note has been extended until paid. Accrued interest on the note through the period ended July 31, 2004 totals $1,449. Interest in the amount of $432 has been expensed through July 31, 2004.

     (d) The Company has a note payable to ARI in the amount of $1,500. The note bears interest at 6% and was due with a single payment totaling on December 1, 2003. The note has been extended until paid and continues to accrue interest. Accrued interest at July 31, 2004 totaled $132. Interest in the amount of $45 has been expensed through July 31, 2004.


Note 4: Shareholders' equity

     (a) The Company issued 199,396 shares of its common stock in exchanged for extinguishment of accounts payable. The value of the stock issued totaled $15,406. The aggregate price per share was approximately $.08 per share. The stock was issued during the second quarter ended July 31, 2004.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


     (b) The Company issued stock options for 500,000 shares of its common stock as part of an agreement with a software writer in Italy. The software runs with the color comparison devices and produces numerical values for red, green and blue colors which corresponds to a particular color for matching. The stock options were valued at $.02 per share upon the granting of the options, for a total amount of $10,027, which was expensed in the accompanying financial statements. The options expire January 31, 2005. The options may be exercised in minimum quantities of 100,000 shares. The options are, in part, used to pay the software writer for commissions from the sale of the color comparison units with USB ports and software.


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

We realized total revenues of $151,924 and $79,914 for the six months period ended July 31, 2004 and 2003, respectively, and $84,308 and $42,104 for the three months period ended July 31, 2004 and 2003, respectively. Total operating expenses, which consisted of general and administrative expenses, were $341,184 and $829,696 for the six months period ended July 31, 2004 and 2003, respectively. Operating expenses for the three months period ended July 31, 2004 and 2003 were $204,380 and $462,654, respectively. The major components of general and administrative expenses were wages, accounting, rent and other expenses for the six months and three months period ended July 31, 2004 and 2003, respectively.

Our net loss for the six months period ended July 31, 2004 and 2003 was $292,486 and $829,080, respectively, and $162,792 and $457,340 for the three months period ended July 31, 2004 and 2003, respectively. We had a loss on a fully diluted basis, of $.008 per share and $.026 per share for the six months period ended July 31, 2004 and 2003, respectively, and $.004 and $.012 per share for the three months period ended July 31, 2004 and 2003, respectively.

Our products are being produced and we have been actively selling the ColorQA and BronzCheck product line. We are continuing an aggressive marketing campaign in both the paint and tanning industries. The BronzCheck(TM) product and its associated TanTone(TM) Measurement System generates a TanTone(TM) number (zero to 1,000 - mostly 650 to 900). This number is the key to knowing if a person is getting tanner. When these numbers are shown on a graph, the chart would show that the tanning process is working, as well as verifying the quality of lotions used by the clients to enhance the tanning speed. The Salon System Tan Tone integrates data into existing Point of Sale software system used by the salons.

We have been marketing our new product software line including software that will interface our device with certain Windows based operating systems for the ColorQA devices. The software provides industries a database for use of the color-measurement. We have released our software using the ColorQA USB device which provides a database comprised of different mathematical measurements pertaining to red, green and blue, or RGB color codes.

We have been selling our ColorQA(TM) product line with software for the paint and plastics industries. We have upgraded our product line with software and USB ports in order to create color charts from color comparisons. The software provides a database for future reference to the user.

In analyzing our sales to date, we estimate that approximately 50% of our product sales have been the ColorQA(TM) through July 31, 2004. We anticipate that sales of our ColorQA(TM) devices will increase significantly by our fiscal year end. With our continued aggressive marketing campaign and alliances created within the paint, plastics, and tanning industries, we believe that overall total sales will increase significantly. We have sold our color measuring products in other countries such as Australia, China, Denmark, England, Spain, Israel, Poland, and Mexico, to name a few. At the present time, we believe that no product exists with the accuracy, dependability, and price range that competes directly with our product.

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


Liquidity and Capital Resources

Our net cash was $2,368 as of July 31, 2004, compared to $1,557 as of July 31, 2003.

Net cash used by investing activities totaled $3,500 for the six months period ended July 31, 2004 compared to $26,841 for the period ended July 31, 2003. Net cash used by investing activities was a result of the purchase of a depreciable asset. Net cash received from financing activities for the period ended July 31, 2004 and 2003 was $61,036 and $401,682, respectively. We received $118,024 from financing from related parties for the six month period ended July 31, 2004 compared to $420,850 for the six months period ended July 31, 2003, respectively. Cash provided from financing activities came from loans from related parties. Cash repaid totaled $56,988 and $47,066 for the six months period ended July 31, 2004 and 2003, respectively. The Company received $-0- and $27,898 from the sale of stock for the six months period ended July 31, 2004 and 2003, respectively.

We have accounts receivable for the six months period ended July 31, 2004 totaling $10,943 and prepaid expenses of $7,121 for the same period. Prepaid expenses consist of mainly of points paid on loans. We have deferred payroll totaling $355,565, which is anticipated to be partially paid during the third fiscal quarter this year.

Our products, the Color QA and BronzeCheck are being marketed through brochure mailings, telephone, and internet. We have built what we consider to be a sufficient inventory base to deliver products when ordered.

We are also considering ways in which to grow our shareholder equity.

Financing for operating deficits has largely been through affiliates. In any case, we will need additional financing to achieve our business plan.

SUBSEQUENT EVENTS

On August 20, 2004 the Company filed Form 8-K announcing it had entered into a Purchase and Sale Agreement. The purpose of the Agreement is to restructure the financial obligations, including settlement of long-term employment obligations, and to transfer its color technology business, together with associated assets and obligations, to its wholly owned subsidiary, Color-Spec Technologies, Inc. PocketSpec Technologies Inc. and Color-Spec Technologies, Inc. have agreed to terms for an Operating and Marketing Agreement, which governs required combined operations of the business affairs for a limited term expiring December 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES.

     (a) Janet Brophy, who serves as the Company's president and chief executive officer, and Cynthia Kettl, who serves as chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

     (b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the three and six months period ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.




PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K

31.1     Certification of CEO pursuant to Sec. 302
31.2     Certification of CFO pursuant to Sec. 302
32.1     Certification of CEO pursuant to Sec. 906
32.2     Certification of CFO pursuant to Sec. 906

REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the second quarter of the fiscal year ended July 31, 2004.


The following financial information is filed as part of this report:


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PocketSpec Technologies Inc.


CHIEF EXECUTIVE OFFICER

Dated: SEPTEMBER 20, 2004                           By: /s/ JANET BROPHY
       ------------------                               ----------------------
                                                        Janet Brophy
                                                        President


CHIEF FINANCIAL OFFICER

Dated: SEPTEMBER 20, 2004                           By:  /s/ CYNTHIA KETTL
       ------------------                                ----------------------
                                                         CYNTHIA KETTL
                                                         Chief Financial Officer