Form 10QSB
period 2004-10-31
POCKETSPEC TECHNOLOGIES INC
filed 2004-12-20
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended October 31, 2004               Commission File Number 0-28759
                   ----------------                                      -------


                          PocketSpec Technologies Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Colorado                                         84-1461919
    ------------------------------                        -----------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


     3225 E Second Avenue, Denver, Colorado                      80206
     --------------------------------------                      -----
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

                                Common 36,827,055
             Class Number of shares outstanding at December 20, 2004

                     This document is comprised of 20 pages.

                                   FORM 10-QSB
                                   3rd QUARTER
                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements*

Condensed, consolidated balance sheet - October 31, 2004 (Unaudited)           3

Condensed, consolidated statements of operations - Three months
       and nine months ended October 31, 2004 and 2003 (Unaudited)             4

Condensed, consolidated statements of cash flows - Nine months ended
       October 31, 2004 and 2003 (Unaudited)                                   5

Notes to condensed, consolidated financial statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis                                 13

Item 3.  Controls and Procedures                                              16


PART II - OTHER INFORMATION


Item 1.  Legal Proceeding                                                     16

Item 2.  Changes In Securities                                                16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters To A Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

Certifications                                                                17


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                           Consolidated Balance Sheets


                                                                    October 31,
                                                                       2004
                                                                    -----------


                                Assets
Current assets:
      Cash and cash equivalents                                     $       288
      Trade receivables                                                  11,246
      Other receibables - related party (Note 2)                        123,226
      Inventory at cost, net of reserve of $3,148                       232,333
      Prepaid, and other, net                                             3,720
                                                                    -----------
          Total current assets                                          370,813

Fixed assets:
      Furniture and fixtures, net of accumulated
        depreciation of $19,806                                          30,096
      Office equipment, net of accumulated
        depreciation of $19,755                                          17,849
      Molds, net of accumulated
        depreciation of $105,361                                         33,488
                                                                    -----------
          Total fixed assets                                             81,433
                                                                    -----------
          Total assets                                              $   452,246
                                                                    ===========

            Liabilities and Shareholders' Equity (Deficit)
Liabilities:
      Accounts payable                                              $    59,672
      Accounts payable, related party (Note 2)                           11,899
      Accrued liabilities                                                 5,329
      Accrued liabilities, related party (Note 2)                        27,500
      Accrued interest                                                      604
      Accrued interest, related parties (Note 2)                         12,121
      Accrued wages net of advances of $19,126                           25,472
      Notes payable                                                      90,582
      Notes payable, related parties (Note 2)                         1,818,045
                                                                    -----------
          Total current liabilities                                   2,051,224

Commitment and Contingencies                                               --

Shareholders' equity (deficit):
      Common stock, $0.001 par value, 50,000,000
          shares authorized, 36,827,055 shares
          issued and outstanding                                         36,827
      Additional paid-in capital                                      4,211,262
      Stock Options Outstanding                                           8,790
      Accumulated deficit                                            (5,855,857)
                                                                    -----------
          Total shareholders' equity (deficit)                       (1,598,978)
                                                                    -----------
          Total liabilities and shareholders' (deficit)             $   452,246
                                                                    ===========


                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Operations
                                                      For the Three Months Ended     For the Nine Months Ended
                                                             October 31,                     October 31,
                                                        2004             2003            2004            2003
                                                     ------------    ------------    ------------    ------------

Revenues
     Product sales                                   $     33,127    $     31,849    $    185,051    $    111,763

Cost of sales:
     Cost of sales                                          9,845          40,765          73,844          81,959
                                                     ------------    ------------    ------------    ------------
         Gross margin                                      23,282          (8,916)        111,207          29,804

Operating expenses:
     General and administrative expenses:
       General and administrative                          44,635         140,041         322,117         609,162
       Employment agreements                              556,000            --           556,000            --
       Stock based compensation                            16,500          29,802          26,527         212,822
       Rent expense to related party (Note 2)              15,300          12,000          39,300          36,000
       Research and development costs                        --            33,361            --            63,612
     Depreciation                                          14,838          14,999          44,513          43,184
     Amortization                                            --            27,766            --           122,885
                                                     ------------    ------------    ------------    ------------
         Total general and administrative expenses        647,273         257,969         988,457       1,087,665

         Operating (loss)                                (623,991)       (266,885)       (877,250)     (1,057,861)

Other income (expense):
     Other income                                              33           2,246              33           4,616
     Interest income (expense) (Notes 2 and 3)            (15,415)        (16,223)        (54,642)        (56,697)
                                                     ------------    ------------    ------------    ------------
         Total other income (expense)                     (15,382)        (13,977)        (54,609)        (52,081)

         (Loss) before provision
           for income taxes                              (639,373)       (280,862)       (931,859)     (1,109,942)

Provision for income taxes - benefit                         --              --              --              --
                                                     ============    ============    ============    ============
         Net (loss)                                  $   (639,373)   $   (280,862)   $   (931,859)   $ (1,109,942)
                                                     ============    ============    ============    ============

Net loss per share:

     Net (loss)                                      $     (0.017)   $     (0.008)   $     (0.026)   $     (0.033)
                                                     ============    ============    ============    ============
     Basic and diluted shares used for computation     36,837,055      35,964,375      36,428,390      33,424,632
                                                     ============    ============    ============    ============


                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Cash Flows


                                                                      For The Nine Months Ended
                                                                            October 31,
                                                                       ----------------------
                                                                          2004         2003
                                                                       ---------    ---------

Cash flows from operating activities:
                                                                       ---------    ---------
                    Net cash used by operating activities               (723,434)    (512,305)
                                                                       ---------    ---------


Cash flows from investing activities:
      Cash paid for property, other (Note 3)                              (3,500)     (25,482)
      Cash paid for intangibles                                             --         (1,359)
                                                                       ---------    ---------
                    Net cash received (used) by investing activities      (3,500)     (26,841)
                                                                       ---------    ---------


Cash flows from financing activities:
      Proceeds from short-term borrowings, related party (Note 2)        110,664       88,200
      Proceeds from short-term borrowings, other (Note 3)                 27,500         --
      Repayment of short-term borrowings, related party (Note 2)        (170,664)        --
      Repayment of short-term borrowings, other (Note 3)                 (89,300)
      Repayment of principal, related party (Note 2)                    (129,424)     (55,700)
      Proceeds from loans, related party (Note 2)                        915,584      479,550
      Proceeds from loans, other                                          53,082         --
      Sale of stock, related parties                                        --         10,398
      Sale of stock, other                                                  --         17,500
                                                                       ---------    ---------
                    Net cash provided by financing activities            717,442      539,948
                                                                       ---------    ---------


      Net change in cash                                                  (9,492)         802
      Cash and cash equivalents at beginning of period                     9,780        6,451
                                                                       ---------    ---------
                    Cash and cash equivalents at end of period         $     288    $   7,253
                                                                       =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
           Interest                                                    $  15,676    $   4,601
                                                                       =========    =========
           Income taxes                                                $    --      $    --
                                                                       =========    =========

      Non-cash investing and financing activities:
           Common stock issued for debt, related party                 $    --      $ 302,517
                                                                       =========    =========
           Common stock issued for debt, other                         $    --      $ 385,145
                                                                       =========    =========
           Common stock issued for payables, other (Note 4)            $  39,788    $    --
                                                                       =========    =========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

Note 1:  Basis of presentation

(a) Organization and Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated January 31, 2004 and should be read in conjunction with the notes thereto. The statements presented herein have not been reviewed by the accountants.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

(b) Inventory

Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at October 31, 2004 consisted of finished goods. All electronic components are interchangeable between product lines. We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

(c) Property, Equipment and Depreciation

Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $14,838, and $14,999 for the three months period ended October 31, 2004 and 2003, respectively, and $44,513 and $43,184 for the nine months ended October 31, 2004 and 2003, respectively.

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

Operating results for the three months and nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005 or any future period.

Note 2: Related party transactions

B7 Brand, LLC (B7B), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies,
(CST), Cynthia Kettl (CK), Gregg Wagner (GW), Janet Brophy (JB), Jeff Krupka
(FJK), Krupka-Brophy Profit Sharing Plan (KBP), Moon Unit LLC, (MU), Wraith Moon House, LLC (WMH), and Philip Robertson (PR) are affiliates of our Company by either common ownership or by common management. Asset Realization, Inc. (ARI) and Cape Aloe Corp., (CAC) became unaffiliated at January 31, 2004 when those companies changed officers and directors.

         (a) On August 17, 2004 the Company entered into a purchase and sale agreement with Color-Spec Technologies, Inc., a wholly owned subsidiary of PocketSpec Technologies Inc. The terms of the agreement conveyed all assets of its color technology business, including inventory, furniture, fixtures, equipment, supplies and assignment of lessee's interest in leases for office space, and copier, and all rights, title and interest in agreements as well as patents, trademarks, websites, and all beneficial interest of PocketSpec in its core operations and business. The purchase price was $1,768,627. A gain was not recognized on the sale due to affiliate status of CST.

         (b) During the third quarter of our fiscal year ended October 31, 2004 the Company had an account receivable from FJK in the amount of $123,226 due to a refund agreement between CST and FJK. The refund agreement reduced notes accounts payable to FJK totaling $416,826 by $140,000 in settlement of FJK's employment agreement. The terms allow credit to the receivable for settlement of any accounts payable by FJK or by payment by third party gifts that do not have to be paid back in any form by FJK. Amounts credited to the receivable for the period ended October 31, 2004 totaled $16,774.

         (c) The Company has accounts payable to employees totaling $11,899, of which $6,010 is due CCC, $2,092 is due CK, and $3,797 is due an employee. The Company also has paid CCC $11,800 for rent and has accrued rent in the amount of $27,500 due to CCC. Total rent expense for the period ended October 31, 2004 was $39,300. The company has accrued wages totaling $44,598 which will be paid when cash comes available to compensate the employees for their work. Payroll

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


               advances totaling $19,126 has been paid during the period ended October 31, 2004.

         (d) For the third period ended October 31, 2004, the Company did not have any short term loans outstanding. Prior to the end of the third periods, The Company had borrowed $14,000 from B7B, $2,200 from MU, $1,100 from WMH, transferred an account payable totaling $8,864 to GW, borrowed $15,000 from GW, and CCC acquired a prior note payable in the amount of $69,500 from CAC, which totaled $110,664. All short term loans were rolled into notes payable. A total amount of $170,664 had been repaid for the period ended October 31, 2004. The repayments include $2,200 to MU, $1,100 to WMH, $41,000 to B7B, $77,000 to CCC, $25,864 to GW, $6,000 to JB,
               $16,500 to CK, and $1,000 to Frank Krupka, an employee.

         (c) The Company has notes payable to affiliates totaling $1,818,045. Terms of the notes are listed below.

                 1. Note payable to FJK in the amount of $136,825. The note consists of $82,500 as settlement of accrued wages, and an account payable in the amount of $54,326. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $1,434 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $912.

                 2. Note payable to FJK in the amount of $59,500. The note consists of $59,500 as part settlement of future employment considerations in the amount of $280,000. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $623 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $397.

                 3. Note payable to FJK in the amount of $50,500. The note consists of $50,500 as part settlement of future employment considerations in the amount of $280,000. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $630 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31,
                                2004 totals $337.

                 4. Note payable to FJK in the amount of $45,000. The note consists of $45,000 as part settlement of future employment considerations in the amount of $280,000. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $471 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $300.

                 5. Note payable to FJK in the amount of $39,500. The note consists of $39,500 as part settlement of future employment considerations in the amount of $280,000. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $414 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $263.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


                 6. Note payable to FJK in the amount of $34,000. The note consists of $34,000 as part settlement of future employment considerations in the amount of $280,000. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $356 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $227.

                 7. Note payable to FJK in the amount of $28,500. The note consists of $28,500 as part settlement of future employment considerations in the amount of $280,000. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $298 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $190.

                 8. Note payable to JB in the amount of $310,455. The note consists of $5,415 of accrued interest, $54,535 from an account payable, $116,505 from accrued wages, $6,000 from a short term loan, $104,000 for settlement of future employment considerations, and $24,000 from a prior note payable balance. The note bears interest at 8% with monthly payments in the amount of $3,254 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $2,070.

                 9. Note payable to Frank Krupka in the amount of $115,180. The note consists of $18,236 from an account payable, $43,944 from accrued wages, $1,000 from a short term loan, $52,000 for future employment considerations. The note bears interest at 8% with monthly payments in the amount of $1,207 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $768.

                 10. Note payable to Cynthia Kettl in the amount of $221,844. The note consists of $141 of accrued interest, $176 from an account payable, $81,000 from accrued wages, $12,650 from a short term loan, $104,000 for settlement of future employment considerations, and $23,877 from a prior note payable balance. The note bears interest at 8% with monthly payments in the amount of $2,325 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $1,479.


                 11. Note payable to Gregg Wagner in the amount of $133,733. The note consists of $944 of accrued interest, $629 from an account payable, and $104,000 for settlement of future employment considerations, and $28,160 from a prior note payable balance. The note bears interest at 8% with monthly payments in the amount of $1,402 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $891.

                 12. Note payable to B7B in the amount of $411,730. The note combined two notes payable in the original amounts of $300,000 and $127,600. Both notes payable had accrued interest in the total

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


                 of $46,980. A short term loan from B7B in the amount of $37,150 was included in the combined note payable. $100,000 was separated from the note payable and made into two notes in the amount of %50,000 each, one payable to a current board member and the other to an individual. The combined note payable bears interest at 8% with monthly payments in the amount of $4,315 starting November 1, 2004 The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $2,745.

                 13. Note payable to Cherry Creek Cottage, LLC in the amount of $77,000. The note consists of $69,500 from a note payable it acquired from Cape Aloe Corp. and $7,500 from a short term loan. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $807 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $513.

                 14. Note payable to Wraith Moon House, LLC in the amount of $6,351. The note consists of $551 from accrued interest and $5,800 from a prior note balance. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $67 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $42.

                 15. Note payable to KBP in the amount of $45,927. The Company borrowed $36,350 from KBP for use as operating capital. The terms of the note required payment of $3,635 in interest points which was deducted from the $39,985 principal balance, netting the Company $36,350 cash. The note also combines accrued interest in the amount of $5,942 and bears interest at 8% with monthly payments in the amount of $480. The note matures October 1, 2006. Accrued interest through October 31, 2004 totals $306.

                 16. Note payable to Philip Robertson in the amount of $50,000. The note consists of $50,000 as part of the original B7B $127,600 note that was combined with $300,000 note to B7B. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $523 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $333.

                 17. Note payable to Philip Robertson in the amount of $52,000. The note consists of $52,000 as settlement of future employment considerations. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $545 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $347.

                 Repayment of principal in the amount of $129,424 includes $127,600 to B7B from the combining of a note payable to B7B for $300,000 and $127,600, $324 principal paid to Cynthia Kettl, and $1,500 to ARI as a transfer from affiliate to non-affiliate status.
                                       10

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


                 New loan additions include $140,000 and $136,825 to Jeff Krupka, $182,455 to Janet Brophy, $63,180 to Frank Krupka, $93,968 to Cynthia Kettl, $1,573 to Gregg Wagner, $50,000 to Philip Robertson, $111,730 to B7B, $77,000 to CCC, $551 to WMH, $5,942 to KBP, and loans in the amount of $24,200 from Cynthia Kettl and $28,160 from Gregg Wagner from the first quarter ended April 30, 2004. New additions total $915,584.


          (d)  Shareholders' equity.

               The Company issued 9,903 shares to a former employee for services. The shares were valued at $.10 per share at the date of issuance, or a total amount of $980.

          (e) During the first nine months ended October 31, 2004 the Company expensed interest from notes to affiliates totaling $43,828 and interest points totaling $9,730.

          (e) The Company has agreed to pay GW $50 from each sale of its software device combined product known as ColorQA Pro Software System, and $50 from each sale of its ColorQA Series 4 USB devices sold to various vendors, commencing after receipt of $5,150 from the pending sale of another 10 units. The payments will be accumulated and the total amounts shall be credited to the note payable to Gregg Wagner.

Note 3: Transactions with non-affiliates

          (a) The Company reworked a mold used in the production of its product line at a cost of $3,500.

          (b) The Company has trade receivables totaling $11,246 and inventory net of reserve totaling $232,333. The inventory consists of finished products. The Company also has accounts payable in the amount of $59,672 and accrued liabilities totaling $5,329 for insurance and other expenses.

          (c)The Company has notes payable to non-affiliates totaling $90,582. The notes and respective terms are listed below.

               1. Note payable to an individual in the amount of $23,000. The note consists of $23,000 as part settlement of future employment considerations for FJK in the amount of $280,000. The note was acquired and assigned to an individual from FJK during the third quarter ended October 31, 2004. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $241 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $153.

               2. Note payable to ARI in the amount of $1,633. The note consists of accrued interest in the amount of $133 and a prior note amount of

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


                    $1,500. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $17. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $11.

               3. Note payable to an individual in the amount of $15,949. The note consists of accrued interest in the amount of $1,449 and a prior note amount of $14,500. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $168. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $106.

               4. Note payable to an individual in the amount of $50,000. The note consists of $50,000 as part of the original B7B $127,600 note that was combined with $300,000 note to B7B. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $523 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $333.

          (d) For the third period ended October 31, 2004, the Company did not have any short-term loans outstanding. Prior to the end of the third period, the Company had borrowed $27,500 from a non-affiliate, CAC. The Company repaid $19,300 to CAC and the balance of $69,500 was acquired directly by CCC, for a total repayment of $89,300.

          (e) The Company had new borrowings totaling $53,082 during the period ended October 31, 2004. $133 was from accrued interest along with a prior outstanding note due in the amount of $1,500 due to ARI, $1,449 was from accrued interest due to an individual, and $50,000 was from part of the original B7B $127,600 note that was split between an individual and a director of the Company.

Note 4: Shareholders' equity

          (a) The Company issued 275,000 shares of its common stock to individuals for services. The stock was valued at $.06 per share as of date of issuance, for a total expense in the amount of $16,500. The Company also issued 186,713 shares of its common stock in exchange for extinguishment of accounts payable in the amount of $11,202. The stock was valued at $.06 per share at date of issuance.

          (b) An individual exercised 61,683 stock options from a total option available from PocketSpec Technologies Inc. of 500,000 shares of its common stock as part of an agreement with a software writer in Italy. The options exercised had a total value of $1,237 for commissions on sales of software provided to the Company in accordance with an agreement. Total valued of all stock issuances to non-affiliates was $28,939. The stock was issued during the third quarter ended October 31, 2004.

          (c) During the period ended October 31, 2004 the Company cancelled 30,000 shares of its treasury common stock. The stock was returned to the status of authorized and unissued.

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

We realized total revenues of $185,051 and $111,763 for the nine months period ended October 31, 2004 and 2003, respectively, and $33,127 and $31,848 for the three months period ended October 31, 2004 and 2003, respectively. Total operating expenses, which consisted of general and administrative expenses, were $988,457 and $1,087,665 for the nine months period ended October 31, 2004 and 2003, respectively. Operating expenses for the three months period ended October 31, 2004 and 2003 were $647,273 and $257,969, respectively. The major components of general and administrative expenses were wages, accounting, rent and other expenses for the nine months and three months period ended October 31, 2004 and 2003, respectively. The Company experienced a one time charge to the financial statements in the amount of $566,000 for termination and settlement of all employment agreements.

Our net loss for the nine months period ended October 31, 2004 and 2003 was $931,859 and $1,109,942, respectively, and $639,373 and $280,862 for the three months period ended October 31, 2004 and 2003, respectively. We had a loss on a fully diluted basis, of $.026 per share and $.033 per share for the nine months period ended October 31, 2004 and 2003, respectively, and $.017 and $.008 per share for the three months period ended October 31, 2004 and 2003, respectively.

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

In analyzing our sales to date, we estimate that approximately 75% of our product sales have been the ColorQA(TM) through October 31, 2004. We anticipate that sales of our ColorQA(TM) devices will increase significantly by our fiscal year end. With our continued aggressive marketing campaign and alliances created within the paint, plastics, and tanning industries, we believe that overall total sales will increase significantly. We have sold our color measuring products in other countries such as Australia, China, Denmark, England, Spain, Israel, Poland, and Mexico, to name a few. At the present time, we believe that no product exists with the accuracy, dependability, and price range that competes directly with our product.

In connection with our color measuring devices, we have also been selling the replacement battery and calibration caps. We view the replacement parts as an additional revenue stream for us. We have no backlog problem in meeting our orders. We are keeping sufficient inventory in place. Most of our sales are on-line or by telephone as credit card transactions, including American Express and Discover cards. Our web site is. We have added a tanning specific website, www.bronzcheck.com.

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


Liquidity and Capital Resources

Our net cash was $288 as of October 31, 2004, compared to $7,253 as of October 31, 2003.

Net cash used by investing activities totaled $3,500 for the nine months period ended October 31, 2004 compared to $26,841 for the period ended October 31, 2003. Net cash used by investing activities was a result of the purchase of a depreciable asset. Net cash received from financing activities for the period ended October 31, 2004 and 2003 was $717,442 and $539,948, respectively. We received $1,026,248 from financing from related parties for the nine month period ended October 31, 2004 compared to $567,750 for the nine months period ended October 31, 2003, respectively. Cash provided from non-affiliates totaled $80,582 for the period ended October 31, 2004 compared to $-0- for the nine month period ended October 31, 2003. Cash provided from financing activities came from loans from related parties and other sources. Cash repaid totaled $389,388 and $55,700 for the nine months period ended October 31, 2004 and 2003, respectively. The Company received $-0- and $27,898 from the sale of stock for the nine months period ended October 31, 2004 and 2003, respectively.

We have accounts receivable for the nine months period ended October 31, 2004 totaling $11,246 and prepaid expenses of $3,720 for the same period. Prepaid expenses consist of mainly of points paid on loans. We have deferred payroll totaling $44,598, which is anticipated to be partially paid during the fourth fiscal quarter this year.

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

On August 20, 2004 the Company filed Form 8-K announcing it had entered into a Purchase and Sale Agreement. The purpose of the Agreement was to restructure the financial obligations, including settlement of long-term employment obligations, and to transfer its color technology business, together with associated assets and obligations, to its wholly owned subsidiary, Color-Spec Technologies, Inc. PocketSpec Technologies Inc. and Color-Spec Technologies, Inc. have agreed to terms for an Operating and Marketing Agreement, which governs required combined operations of the business affairs for a limited term expiring December 31, 2004. The operations from August 1, 2004 have been recorded on Color-Spec Technologies, Inc.'s financials, and combined with PocketSpec Technologies Inc.'s operations through the period ended October 31, 2004.

During the period ended October 31, 2004, the Company was granted U.S. Patent No. 6,798,517 for its color-measuring device. The Company paid $665 for fees on the utility patent application and a publication fee of $300, $30 for copies of the patent, maintenance fees of $200, and legal costs totaling $430. Total costs for all patent and legal fees were $1,625.

The employees of the Company have provided funding on individual basis to assist the Company's outstanding and current obligations. The employees continue to work towards accomplishing positive cash flow and have deferred monthly salaries in order to help the Company be successful towards achieving its goals. The Company is appreciative of their individual efforts and accomplishments, along with their dedication to assist with financing.

SUBSEQUENT EVENT

On December 13, 2004, the Registrant entered into a non-exclusive Investment Banking Agreement to retain Sloan Securities Corp. The purpose of this Agreement is to provide PocketSpec Technologies Inc. (the "Company") with advisory services and potential acquisition transactions. Under the agreement Sloan Securities will seek to identify a target corporation to consummate an acquisition with the Company. Sloan Securities will assist the with any merger, share exchange, consolidation, reorganization, or acquisition by the Company of all or a portion of assets or common equity by way of negotiated purchase. The Company agrees to pay Sloan Securities a fee equal to 20% of Consideration paid or payable in the acquisition transaction. In addition, the Company will pay to David Lowenstein's company, Strategic Initiatives, a fee of 5% for services performed, upon completion of acquisition.


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

(b)           Changes in internal control over financial reporting.
              There were no changes in the Company's internal control over financial reporting during the three and nine months period ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.





PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K

31.1     Certification of CEO pursuant to Sec. 302
31.2     Certification of CFO pursuant to Sec. 302
32.1     Certification of CEO pursuant to Sec. 906
32.2     Certification of CFO pursuant to Sec. 906

REPORTS ON FORM 8-K.

Form 8-K Filed August 20, 2004      Purchase and Sale Agreement.

The following financial information is filed as part of this report:


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PocketSpec Technologies Inc.

CHIEF EXECUTIVE OFFICER



Dated: DECEMBER 20, 2004                                 By: /s/ JANET BROPHY
       -----------------                                ----------------------
                                                         Janet Brophy
                                                         President


CHIEF FINANCIAL OFFICER

Dated: DECEMBER 20, 2004                                 By:  /s/ CYNTHIA KETTL
       --------------                                    ----------------------
                                                         CYNTHIA KETTL
                                                         Chief Financial Officer