Form 10QSB/A
period 2004-10-31
POCKETSPEC TECHNOLOGIES INC
filed 2004-12-28
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

                                  Amendment #1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 2004                Commission File Number 0-28759
                                                                         -------

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common                                                36,827,055
   ------                                        -----------------------------
    Class                                        Number of shares outstanding
                                                 at December 27, 2004

                     This document is comprised of 19 pages.

                                   FORM 10-QSB
3rd QUARTER
                                                                           INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                           ----
Item 1.  Financial Statements*

Condensed, consolidated balance sheet - October 31, 2004 (Unaudited)        3

Condensed, consolidated statements of operations - Three months and nine months ended October 31, 2004 and 2003 (Unaudited) 4

Condensed, consolidated statements of cash flows - Nine months ended October 31, 2004 and 2003 (Unaudited) 5

Notes to condensed, consolidated financial statements (Unaudited)           6

Item 2.  Management's Discussion and Analysis                              11

Item 3.  Controls and Procedures                                           14


PART II - OTHER INFORMATION


Item 1.  Legal Proceeding                                                  15

Item 2.  Changes In Securities                                             15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters To A Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 15

Certifications                                                             16

* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                           Consolidated Balance Sheets


                                                              October 31,
                                                                 2004
                                                             -----------
                                     Assets
Current assets:
      Cash and cash equivalents                              $       288
      Trade receivables                                           11,246
      Inventory at cost, net of reserve of $3,148                232,333
      Prepaid, and other, net                                      3,720
                                                             -----------
          Total current assets                                   247,587

Fixed assets:
      Furniture and fixtures, net of accumulated
        depreciation of $19,806                                   30,096
      Office equipment, net of accumulated
        depreciation of $19,755                                   17,849
      Molds, net of accumulated
        depreciation of $105,361                                  33,488
                                                             -----------
          Total fixed assets                                      81,433

                                                             -----------
          Total assets                                       $   329,020
                                                             ===========

                 Liabilities and Shareholders' Equity (Deficit)
Liabilities:
      Accounts payable                                       $    59,672
      Accounts payable, related party (Note 2)                    11,899
      Accrued liabilities                                          5,329
      Accrued liabilities, related party (Note 2)                 27,500
      Accrued interest                                               451
      Accrued interest, related parties (Note 2)                   7,634
      Accrued wages net of advances of $19,126                    25,472
      Short term loan, related party (Note 2)                     16,774
      Notes payable                                               67,582
      Notes payable, related parties (Note 2)                  1,145,046
                                                             -----------
          Total current liabilities                            1,367,359

Commitment and Contingencies                                        --

Shareholders' equity (deficit):
      Common stock, $0.001 par value, 50,000,000
          shares authorized, 36,827,055 shares
          issued and outstanding                                  36,827
      Additional paid-in capital                               4,211,262
      Stock Options Outstanding                                    8,790
      Accumulated deficit                                     (5,295,218)
                                                             -----------
          Total shareholders' equity (deficit)                (1,038,339)
                                                             -----------
          Total liabilities and shareholders' (deficit)      $   329,020
                                                             ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Operations


                                                      For the Three Months Ended      For the Nine Months Ended
                                                              October 31,                     October 31,
                                                     ----------------------------    ----------------------------
                                                         2004           2003            2004             2003
                                                     ------------    ------------    ------------    ------------
Revenues
     Product sales                                   $     33,127    $     31,849    $    185,051    $    111,763

Cost of sales:
     Cost of sales                                          9,845          40,765          73,844          81,959
                                                     ------------    ------------    ------------    ------------
         Gross margin                                      23,282          (8,916)        111,207          29,804

Operating expenses:
     General and administrative expenses:
       General and administrative                          44,635         140,041         322,117         609,162
       Stock based compensation                            16,500          29,802          26,527         212,822
       Rent expense to related party (Note 2)              15,300          12,000          39,300          36,000
       Research and development costs                        --            33,361            --            63,612
     Depreciation                                          14,838          14,999          44,513          43,184
     Amortization                                            --            27,766            --           122,885
                                                     ------------    ------------    ------------    ------------
         Total general and administrative expenses         91,273         257,969         432,457       1,087,665

         Operating (loss)                                 (67,991)       (266,885)       (321,250)     (1,057,861)

Other income (expense):
     Other income                                              33           2,246              33           4,616
     Interest income (expense) (Notes 2 and 3)            (10,775)        (16,223)        (50,002)        (56,697)
                                                     ------------    ------------    ------------    ------------
         Total other income (expense)                     (10,742)        (13,977)        (49,969)        (52,081)

         (Loss) before provision
           for income taxes                               (78,733)       (280,862)       (371,219)     (1,109,942)

Provision for income taxes - benefit                         --              --              --              --
                                                     ============    ============    ============    ============
         Net (loss)                                  $    (78,733)   $   (280,862)   $   (371,219)   $ (1,109,942)
                                                     ============    ============    ============    ============

Net loss per share:
     Net (loss)                                      $     (0.002)   $     (0.008)   $     (0.010)   $     (0.033)
                                                     ============    ============    ============    ============
     Basic and diluted shares used for computation     36,837,055      35,964,375      36,428,390      33,424,632
                                                     ============    ============    ============    ============

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Cash Flows

                                                                      For The Nine Months Ended
                                                                             October 31,
                                                                       ----------------------
                                                                         2004         2003
                                                                       ---------    ---------
Cash flows from operating activities:
                    Net cash used by operating activities               (600,209)    (512,305)
                                                                       ---------    ---------


Cash flows from investing activities:
      Cash paid for property, other (Note 3)                              (3,500)     (25,482)
      Cash paid for intangibles                                             --         (1,359)
                                                                       ---------    ---------
                    Net cash received (used) by investing activities      (3,500)     (26,841)
                                                                       ---------    ---------


Cash flows from financing activities:
      Proceeds from short-term borrowings, related party (Note 2)         49,074       88,200
      Proceeds from short-term borrowings, other (Note 3)                 27,500         --
      Repayment of short-term borrowings, related party (Note 2)         (11,000)        --
      Repayment of short-term borrowings, other (Note 3)                 (19,800)        --
      Repayment of principal, related party (Note 2)                        (324)     (55,700)
      Proceeds from loans, related party (Note 2)                         52,360      479,550
      Conversion of liability to debt - related party (Note 2)           443,325         --
      Conversion of liability to debt - other (Note 3)                    53,082         --
      Sale of stock, related parties                                        --         10,398
      Sale of stock, other                                                  --         17,500
                                                                       ---------    ---------
                    Net cash provided by financing activities            594,217      539,948
                                                                       ---------    ---------


      Net change in cash                                                  (9,492)         802
      Cash and cash equivalents at beginning of period                     9,780        6,451
                                                                       ---------    ---------
                    Cash and cash equivalents at end of period         $     288    $   7,253
                                                                       =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
           Interest                                                    $  15,676    $   4,601
                                                                       =========    =========
           Income taxes                                                $    --      $    --
                                                                       =========    =========

      Non-cash investing and financing activities:
           Common stock issued for debt, related party                 $    --      $ 302,517
                                                                       =========    =========
           Common stock issued for debt, other                         $    --      $ 385,145
                                                                       =========    =========
           Common stock issued for payables, other (Note 4)            $  27,597    $    --
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

         (b) The Company has accounts payable to employees totaling $11,899, of which $6,010 is due CCC, $2,092 is due CK, and $3,797 is due an employee. The Company also has paid CCC $11,800 for rent and has accrued rent in the amount of $27,500 due to CCC. Total rent expense for the period ended October 31, 2004 was $39,300. The company has accrued wages totaling $44,598 which will be paid when cash comes available to compensate the employees for their work.

         (c) For the third period ended October 31, 2004 the Company has a short-term loan in the amount of $16,744 from an employee. Prior to the end of the third period, the Company had borrowed $14,000 from B7B, $2,200 from MU, $1,100 from WMH, and $15,000 from GW. The proceeds from short-term loans totaled $49,074. The Company repaid short-term loans of $2,200 to MU, $1,100 to WMH, $3,850 to B7B, $3,850 to CK for a total amount of $11,000.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


         (d) The Company has notes payable to affiliates totaling $1,145,046. Terms of the notes are listed below. The Company borrowed a total amount of $52,360 which consisted of $24,200 from CK and $28,160 from GW during the period ended October 31, 2004.

                 1. Note payable to FJK in the amount of $136,826. The note consists of $82,500 as settlement of accrued wages, and an account payable in the amount of $54,326. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $1,434 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $912.

                 2. Note payable to JB in the amount of $206,455. The note consists of $5,415 of accrued interest, $54,535 from an account payable, $116,505 from accrued wages, and $6,000 from a short term loan, and $24,000 from a prior note payable balance. The note bears interest at 8% with monthly payments in the amount of $3,254 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $1,376.

                 3. Note payable to Frank Krupka in the amount of $63,180. The note consists of $18,236 from an account payable, $43,944 from accrued wages, and $1,000 from a short term loan. The note bears interest at 8% with monthly payments in the amount of $1,207 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $421.

                 4. Note payable to Cynthia Kettl in the amount of $117,844. The note consists of $141 of accrued interest, $176 from an account payable, $81,000 from accrued wages, $12,650 from a short term loan, and $23,877 from a prior note payable. The note bears interest at 8% with monthly payments in the amount of $2,325 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $785.


                 5. Note payable to Gregg Wagner in the amount of $29,733. The note consists of $944 of accrued interest, $629 from an account payable, and $28,160 from a prior note payable balance. The note bears interest at 8% with monthly payments in the amount of $1,402 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $198.

                 6. Note payable to B7B in the amount of $411,730. The note combined two notes payable in the original amounts of $300,000 and $127,600. Both notes payable had accrued interest in the total amount of $46,980. A short-term loan from B7B in the amount of $37,150 was included in the combined note payable. $100,000 was separated from the note payable and made into two notes in the amount of $50,000 each, one payable to a current board member and the other to an individual. The combined note payable bears

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


                 interest at 8% with monthly payments in the amount of $4,315 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $2,745.

                 7. Note payable to Cherry Creek Cottage, LLC in the amount of $77,000. The note consists of $69,500 from a note payable it acquired from Cape Aloe Corp. and $7,500 from a short term loan. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $807 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $514.

                 8. Note payable to Wraith Moon House, LLC in the amount of $6,351. The note consists of $551 from accrued interest and $5,800 from a prior note balance. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $67 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $43.

                 9. Note payable to KBP in the amount of $45,927. The Company borrowed $36,350 from KBP for use as operating capital. The terms of the note required payment of $3,635 in interest points which was deducted from the $39,985 principal balance, netting the Company $36,350 cash. The note also combines accrued interest in the amount of $5,942 and bears interest at 8% with monthly payments in the amount of $480. The note matures October 1, 2006. Accrued interest through October 31, 2004 totals $307.

                 10. Note payable to Philip Robertson in the amount of $50,000. The note consists of $50,000 as part of the original B7B $127,600 note that was combined with $300,000 note to B7B. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $523 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $333.

                 The Company repaid principal in the amount of $324 during the period ended October 31, 2004. The Company combined $127,903 of accounts payable, accrued wages totaling $323,949, $59,973, split one note of $127,600 into two notes of $50,000 each, one payable to an affiliate, and combined the balance of $27,600 into one note, for a total amount of $589,425. The note to B7B for $127,600 was closed, a former affiliate's note (ARI) in the amount of $1,500 was changed to non-affiliate status, and $17,000 from GW for a net conversion amount totaling $443,325.

         (e) During the nine months period ended October 31, 2004 the Company expensed interest from notes payable to affiliates totaling $39,342 and interest points totaling $9,730.

         (f)  Shareholders' Equity.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


     The Company issued 9,903 shares to a former employee for services.

     The shares were valued at $.10 per share at the date of issuance, or a total amount of $980.

         (g) The Company has agreed to pay GW $50 from each sale of its software device combined product known as ColorQA Pro Software System, and $50 from each sale of its ColorQA Series 4 USB devices sold to various vendors, commencing after receipt of $5,150 from the pending sale of another 10 units. The payments will be accumulated and the total amounts shall be credited to the note payable to Gregg Wagner.

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

          (c) The Company has notes payable to non-affiliates totaling $67,582. The notes and respective terms are listed below.

                    1. Note payable to ARI in the amount of $1,633. The note consists of accrued interest in the amount of $133 and a prior note amount of $1,500. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $17. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $11.

                    2. Note payable to an individual in the amount of $15,949. The note consists of accrued interest in the amount of $1,449 and a prior note amount of $14,500. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $168. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $106.

                    3. Note payable to and individual in the amount of $50,000. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $523. The note matures October 1, 2007. Accrued interest through October 31, 2004 totals $334.

          (d) For the third period ended October 31, 2004, the Company did not have any short-term loans outstanding. Prior to the end of the third period, the Company had borrowed $27,500 from a non-affiliate, CAC. The Company repaid $19,800 to CAC.

          (e) For the period ended October 31, 2004 the Company converted $53,082 into debt. $133 was from accrued interest along with a prior outstanding note in the amount of $1,500 due to ARI, $1,449

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


               was from accrued interest due to an individual, and $50,000 was from part of the original B7B $127,600 note that was split between an individual and a director of the Company.

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

We realized total revenues of $185,051 and $111,763 for the nine months period ended October 31, 2004 and 2003, respectively, and $33,127 and $31,848 for the three months period ended October 31, 2004 and 2003, respectively. Total operating expenses, which consisted of general and administrative expenses, were $432,457 and $1,087,665 for the nine months period ended October 31, 2004 and 2003, respectively. Operating expenses for the three months period ended October 31, 2004 and 2003 were $91,273 and $257,969, respectively. The major components of general and administrative expenses were wages, accounting, rent and other expenses for the nine months and three months period ended October 31, 2004 and 2003, respectively.

Our net loss for the nine months period ended October 31, 2004 and 2003 was $371,219 and $1,109,942, respectively, and $78,733 and $280,862 for the three months period ended October 31, 2004 and 2003, respectively. We had a loss on a fully diluted basis, of $.010 per share and $.033 per share for the nine months period ended October 31, 2004 and 2003, respectively, and $.002 and $.008 per share for the three months period ended October 31, 2004 and 2003, respectively.

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

Net cash used by investing activities totaled $3,500 for the nine months period ended October 31, 2004 compared to $26,841 for the period ended October 31, 2003. Net cash used by investing activities was a result of the purchase of a depreciable asset. Net cash received from financing activities for the period ended October 31, 2004 and 2003 was $101,434 and $539,948, respectively. We converted liabilities into debt totaling $548,767 for the nine month period ended October 31, 2004 compared to $-0- for the nine months period ended October 31, 2003. We received $567,750 from financing from affiliates for the nine months period ended October 31, 2003. Cash provided from non-affiliates totaled $27,500 for the period ended October 31, 2004 compared to $-0- for the nine month period ended October 31, 2003. Cash provided from financing activities came from loans from related parties and other sources. Cash repaid totaled $31,124 and $55,700 for the nine months period ended October 31, 2004 and 2003, respectively. The Company received $-0- and $27,898 from the sale of stock for the nine months period ended October 31, 2004 and 2003, respectively.

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



PocketSpec Technologies Inc.

CHIEF EXECUTIVE OFFICER



Dated: DECEMBER 27, 2004                                 By: /s/ JANET BROPHY
       -----------------                                ----------------------
                                                         Janet Brophy
                                                         President

CHIEF FINANCIAL OFFICER


Dated: DECEMBER 27, 2004                                 By:  /s/ CYNTHIA KETTL
       -----------------                                 ----------------------
                                                         CYNTHIA KETTL
                                                         Chief Financial Officer