Form 10KSB
period 2005-01-31
POCKETSPEC TECHNOLOGIES INC
filed 2005-05-16
CIK 1065659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the Fiscal Year Ended: January 31, 2005
                                              ----------------


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

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $247,372. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of January 31, 2005 was approximately $1,004,929. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 16, 2005, was 37,265,372.

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

     WE HAVE A LACK OF OPERATING HISTORY AND AN ACCUMULATED DEFICIT. OUR AUDITORS HAVE RAISED AN ISSUE CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN.
--------------------------------------------------------------------------------
     Our predecessor was incorporated on January 1, 2000 as FJK Millennium Fund V, Inc. and subsequently changed its name to FJK Opportunities, Inc. On April 6, 2000,we did a reverse acquisition with Real Estate Opportunities, Inc. (formerly)Monument Galleries, Inc.), a Colorado corporation, incorporated on May 15, 1998. We have been in three different lines of business since our formation. Since beginning operations, we have operated at a loss and we have not been profitable. However, we have never been profitable in our current line of business. We have 2 an accumulated deficit of $5,386,424 at January 31, 2005. In addition, our auditors have raised an issue concerning our ability to continue as a going concern. We are going into our third year of operation in this current line of business. Furthermore, we have not engaged in any substantial business activity over a sustained period of time, and thus cannot be said to have a successful operating history. Our current product lines do not generate enough revenue to support us. Therefore, we have limited financial results upon which you may judge our potential. We expect to continue to incur losses in the near future. We may not ever become profitable. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include:

     - substantial delays and expenses related to testing and development of our new products,

     - production and marketing problems encountered in connection with our new and existing products and technologies,

     -    competition from larger and more established companies, and

     -    lack of market acceptance of our new products and technologies.

     WE HAVE NO HISTORY OF PROFITABILITY WITH OUR NEW PRODUCTS.
--------------------------------------------------------------------------------
     Sales of our new products may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability in the future. Historically, we have incurred losses, particularly with operations related to our new products. As of January 31, 2005, our accumulated deficit was $ 5,386,424. For the fiscal year ended January 31, 2005, we incurred a net loss of $462,425. These losses have resulted primarily from:

     -    continued development of our color-measuring product line,

     -    significant costs associated with the development of our new products,

     - lack of marketing of those products, and lack of sufficient sales to achieve profitability.

     BECAUSE OF OUR LIMITED HISTORY AND THE POTENTIAL FOR COMPETITION, AN INVESTMENT IN US IS INHERENTLY RISKY.
--------------------------------------------------------------------------------
     Because we are a company with a limited history, our operations will be extremely competitive and subject to numerous risks. We expect the color comparison business to be highly competitive with many companies having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive. We are subject to the risks which are common to start-up companies. Therefore, investors should consider an investment in us to be an extremely risky venture.

     TO FULLY DEVELOP OUR BUSINESS PLAN, WE WILL NEED FOR ADDITIONAL FINANCING.
--------------------------------------------------------------------------------
For the foreseeable future, we expect to rely principally upon our cash flow, although we have raised limited private placement funds during the past fiscal year and may be required to do so in the future. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. At the present time, we have no definitive plans for additional financing.

     WE MAY NOT BE ABLE TO CONDUCT SUCCESSFUL OPERATIONS IN THE FUTURE.
--------------------------------------------------------------------------------
     The results of our operations will depend, among other things, upon our ability to develop and to market our color comparison products. Further, it is possible that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our technologies and products are in various stages of development. Our products in development may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Although we may license or market our development technology at its current stage of development, there can be no assurance that we will be able to do so. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

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

     IF WE FAIL TO EXPAND OUR CONTROLS AND INTEGRATE NEW PERSONNEL TO SUPPORT OUR ANTICIPATED GROWTH, OUR BUSINESS OPERATIONS WILL SUFFER.
--------------------------------------------------------------------------------
     We are undergoing rapid growth in the scope of our operations. Our business prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

     WE HAVE NO EXPERIENCE MARKETING OUR PRODUCTS AT ANY LEVEL, INCLUDING THE LEVEL WE PLAN TO SELL IN THE FUTURE.
--------------------------------------------------------------------------------
     We cannot assure you that we will be successful in executing our planned expansion of our activities to the levels which we are seeking. We have not previously sold our products in any volume. We do not know whether or when we will be able to develop or continue efficient, marketing capabilities and processes that will enable us to meet the standards or volumes required to successfully market large quantities of our products. Even if we are successful in developing our capabilities and processes, we do not know whether we will sustain our production or to continue to satisfy the requirements of our customers.

     WE ARE DEPENDENT UPON TECHNOLOGY FOR OUR SUCCESS.
--------------------------------------------------------------------------------
     We are operating in a business which requires extensive and continuing research efforts. There can be no assurance that new products will not render our products obsolete or non-competitive at some time in the future.

         TO BE SUCCESSFUL, WE MUST BE ABLE TO PROTECT OUR TECHNOLOGY BUT CANNOT GUARANTEE THAT WE CAN DO SO.
--------------------------------------------------------------------------------
     A successful challenge to our ownership of our technology could materially damage our business prospects. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have one
(1) U.S. patent acquired from Colorimeter, LLC. Any issued patent may be challenged and invalidated. Patents may not issue from any of our future applications. Any claims allowed from existing or future pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents or the patents which we license.

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

     WE ANTICIPATE THAT WE WILL BE SUBJECT TO INTENSE COMPETITION.
--------------------------------------------------------------------------------
     Technological competition from larger and more established companies is a significant possibility and can be expected. Most of the companies with which we expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or are developing. In addition, there can be no guarantee that we will be able to protect our technology from being copied or infringed upon. Therefore, there are no assurances that we will ever be able to obtain and to maintain a profitable position in the marketplace

     OUR ULTIMATE SUCCESS WILL BE DEPENDENT UPON MANAGEMENT.
--------------------------------------------------------------------------------
     Our success is dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We have four employment agreements with our officers and directors, but have not obtained key man life insurance on the lives of any of these individuals.

     OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR INITIAL SALE PRICE.
--------------------------------------------------------------------------------
     There has been, and continues to be, a limited public market for our common stock. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

     OUR COMMON STOCK HAS A LIMITED PUBLIC TRADING MARKET.
--------------------------------------------------------------------------------
     While our common stock currently trades in the Over-the-Counter Bulletin Board market, our market is limited and sporadic. We cannot assure that such a market will improve in the future, even if our securities ever are listed on the Nasdaq SmallCap Market or the American Stock Exchange. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

     THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS HAS HAD EXTREME PRICE AND VOLUME FLUCTUATIONS.
--------------------------------------------------------------------------------
     The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and annual variations in our operational results, may have a negative effect on the market price of our common stock.

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

         On August 17, 2004, we entered into a Purchase and Sale Agreement. The purpose of this Agreement was to restructure our financial obligations, including settlement of long-term employment obligations, and to transfer our color technology business, together with associated assets and obligations, to our wholly-owned subsidiary, Color-Spec Technologies, Inc.

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

     The PocketSpec(TM) ColorQA is a color comparison device with a built-in display which has been developed to compare millions of colors. The device is designed to measure a specified target color in a format of red, green, and blue, each on a scale of 0 to 255. The measurement of the target color is stored for comparison to other colors in the same format. The user can then take multiple comparative readings of other colors and determine if the colors match, or alternatively determine the closest match. The two series of numbers are compared and the device gives a percentage difference in the same display for easy color comparison. The device has circuit board space to add additional memory if needed for more advanced functions. During the second quarter of fiscal year 2003-2004, we developed and fitted the PocketSpec(TM) ColorQA device with a USB connection and negotiated software development for use with the ColorQA.

     The PocketSpec BronzCheck(TM) is a color comparison device that uses essentially the same technology as the PocketSpec(TM) ColorQA but has a specific application to the indoor tanning industry and medical industry. This is a device with a built-in display, used for the comparison of a person's skin color, with absolute white being 0 and absolute black being 1,000. The tanning salon operator can take a measurement of a person's skin with the device and record the number manually to verify to its clientele that they are increasing or maintaining their individual tanning goals. This device only differs from the PocketSpec(TM) ColorQA in the programming and printing of the brand name on the outside of the housing and to sell related software which transmits through an optional USB port for use in the BronzCheck product, and possible advances to the ColorQA. The medical application measures discoloration of skin for determination of potential skin ulcers.

Products in Development:

     We have the developed the following products:

     BronzCheck(TM) with USB port, which has enhanced our present PocketSpec

BronzCheck(TM) product. We have been selling this device for approximately $899 each. We also incorporated the device for use with associated software, our TanTone(TM) Salon System.

     TanTone(TM) Salon System, which is a point-of-sale software system, which produced a seamless integration to the TanTone(TM) Salon Management software and other known computer software products, such as Microsoft Access, as well as the BronzCheck(TM).

     The medical device which uses similar technology as the BronzCheck (TM) without the USB port.

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

Suspended Development Plans

     We have suspended development plans of a previously planned product, principally planned for remotely displaying readings of color measurements generated digitally by the "PocketSpec Color Probe". We have found that in marketing our ColorQA device we had some interest in remotely displaying and recording color measurements, but decided that a separate device is not necessary. We have incorporated the USB device into the BronzCheck and related software to a PC program, using Interactive Design, Inc. salon management software that remotely displays and records measurements from the BronzCheck. The ColorQA also uses the USB application and three software products have been developed and are available now for the ColorQA with the USB application. One of the software applications provides readings from the ColorQA in RGB, XYZ/Yxy, L*a*b, L*C(H), (y*C(H), and (Y)xy. The software provides results in relative L*a*b and absolute L*a*b. These products enable our devices to be operated as a bench top laboratory or factory device, by plugging in the USB connection. The ColorQA can also be operated as a portable device under battery power.

Other

     We believe that there are numerous future potential applications for our products and those in development and planned for development in the future. We believe that we can deliver a more marketable range of color comparison devices to our customers by integrating our present and future product line with a series of software applications. We originally focused on the indoor tanning industry. However, we have achieved acceptance of our integrated devices and associated software products. We plan to expand their applications to other industries.

     (d) MARKETS

General

     We sell our products directly to end user markets through direct mailings, including email and physical mailings through the US Postal Service and through internet websites. We discontinued marketing our products through trade shows due to cost/benefit analysis. We have two web sites for sales.

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

     We are also looking at the auto body and paint industry and the silk screening and printing industry as potential markets in the future, although we have had no substantial sales in these markets at the present time.

     We believe that there are numerous markets that may require some form of color comparison which we have not yet explored, such as color copy machines, the home hobbyist, model makers, rapid prototyping companies, textile industry, and biologists. We will continue to examine new uses for our product. Our primary goal for these products will be to provide a low cost means to measure and compare color.

     (e) RAW MATERIALS

     The use of raw materials is not a material factor in our operations and is not expected to be a material factor in the future.

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

     (g) BACKLOG

     At January 31, 2005, we had no backlogs.

     (h) EMPLOYEES AND CONSULTANTS

     At as of the date hereof, we have three full-time employees, which include three administrative employees. We do not have any part-time employees. We also utilize the services of independent contractors. The contractors are involved with the engineering, design, and programming of our products. We plan to hire, from time to time, additional independent contractors for prototype design and production work and employees as our needs may demand.

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

     We own three patents. One is Patent No. 6,157,454, entitled Miniature Colorimeter. During the third quarter ended October 31, 2004, the Company was granted U.S. Paten No. 6,798,517 for the color-measuring device. We have also applied for two patents regarding the dental application of the Miniature Colorimeter, one of which has been granted. We now have Patent No. 6,525,819, entitled Colorimeter for Dental Applications, which was issued on February 28, 2003.

     (j) GOVERNMENT REGULATION

     We are not subject to any material governmental regulation or approvals.

     (k) RESEARCH AND DEVELOPMENT

     We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional capabilities incorporating that technology and maintaining a strategic position with our products. We currently use and independent contractor to further develop our color-measuring products and associated software products.

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

     (m) LEASES

     On March 5, 2002 the Company entered into an office lease agreement with CCC. The agreement requires $4,000 per month rental of office space commencing April 1, 2002 and continuing through April 1, 2007. The agreement also requires payment of the yearly property tax. During the year ended January 31, 2005 the Company paid rent to CCC totaling $54,600. The Company had accrued rent payable to CCC in the amount of $28,497. The Company agreed to change the office space lease from a triple net lease to monthly and pay $5,100 per month starting August 1, 2004

     On March 4, 2003 we signed an operating lease for office copying equipment. The agreement is effective through November 4, 2007. Monthly lease payments total $1,318 and is subject to sales tax.

     (n) SUBSEQUENT EVENT AND CERTAIN TRANSACTIONS

     On February 23, 2005 we filed a Statement of Information for PocketSpec Technologies Inc. The filing gave notice for a shareholder meeting to be held on March 29, 2005 in order to increase the number of authorized common stock shares from 50,000,000 to 900,000,000. The meeting was held and the shareholders authorized the increase by a 52% vote.

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

     Our chief financial officer, Cynthia Kettl, provided us with cash totaling 13 $1,998 and extinguished an account payable in the amount of $3,000 for a total amount of $4,998 in exchange for 71,400 shares of common stock valued at $.07 per share.

     ITEM 2. DESCRIPTION OF PROPERTIES.

     Our business office is located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with an organization affiliated with one of our employees, F. Jeffrey Krupka. We pay this organization $4,000 per month on a triple net lease, along with real estate taxes, property insurance, maintenance and repairs, telephone expenses, and other normal expenses of the property. We have granted Mr. Krupka the non-exclusive use of the leased property for himself and as an office location for his other business interests. The Company agreed to change the office space lease from a triple net lease to monthly and pay $5,100 per month starting Auqust 1, 2004.

     We own an exclusive technology license agreement with Color-Spec Technologies, Inc., which granted us exclusive rights to all of the Color-Spec Technologies' intellectual property and technology rights for a period of ten years, subject to our payment of a royalty of $75 per unit sold by us based upon the rights. We also own a trademark license agreement with Color-Spec Technologies, Inc. and received an exclusive license to use the trademarks "PocketSpec", "BronzCheck", "TanTone" and "PocketSpec Technologies Inc." for a term of ten years. We use these trademarks in our business. Color-Spec Technologies, Inc. is now our wholly owned subsidiary. The royalty of $75 per unit was suspended when we acquired Color-Spec Technologies, Inc.

     We own three patents. One is Patent No. 6,157,454, entitled Miniature Colorimeter. During the third quarter ended October 31, 2004, the Company was granted U.S. Patent No. 6,798,517 for the color-measuring device. We have also applied for two patents regarding the dental application of the Miniature Colorimeter, one of which has been granted. We now have Patent No. 6,525,819, entitled Colorimeter for Dental Applications, which was issued on February 28, 2003.

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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

     Since  May 2001,  our  securities  have  been  listed  for  trading  in the

Over-the-Counter market on the NASD's "Electronic Bulletin Board." We currently trade under the symbol PKSP.OBB. The following table sets forth the high and low bid quotation for our common stock for each fiscal quarterly period of 2005 and the three trading quarters of 2004.

                              Bid Price
                  -----------------------------------

                                   High              Low
                                   ----              ----

                  2005
                  ----
         First Quarter             $0.11             $0.04
         Second Quarter            $0.14             $0.05
         Third Quarter             $0.09             $0.04
         Fourth Quarter            $0.07             $0.03

                                   High              Low
                                   ----              ----
                  2004
                  ----
         First Quarter             $0.29            $0.05
         Second Quarter            $0.29            $0.04
         Third Quarter             $0.30            $0.05
         Fourth Quarter            $0.08            $0.03

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of January 31, 2005, we had a total of 37,265,372 shares of our common shares outstanding. The number of holders of record of our common stock at that date was approximately 158.

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

     We sell our products directly to end user markets through direct mailings, including email and physical mailings through the US Postal Service and through web-sites. We have two web sites for sales. We added on-line purchasing in May 2002. The web sites are www.pocketspec.com for the ColorQA product and www.bronzcheck.com, with www.tantone.net linked for our BronzCheck product. We accept credit cards.

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

Results of Operations

     We generated operating revenues in our color comparison business during this fiscal year. We incurred a loss for the year ended January 31, 2005 totaling $ 462,425 compared to a loss of $2,720,192 for the year ended January 31, 2004. Although our sales increased and we decreased operating costs, we did not generate enough revenue to cover our continuing cost of operations. Our loss for the year ended January 31, 2004 was primarily due to a one time write off of intangible assets totaling $1,552,363. Our loss per share, on a fully diluted basis, was $0.013 per share for the year ended January 31, 2005, compared to a loss of $.082 per share for the year ended January 31, 2004.

     We had total revenues of $247,372 for the year ended January 31, 2005. Total cost of sales, which in the fiscal year ended January 31, 2005 consisted of costs of manufacturing, was $111,521. We had total revenues of $161,813 for the year ended January 31, 2004. Total cost of sales, which in the fiscal year ended January 31, 2004 consisted of costs of manufacturing, was $127,859.

     Total operating expenses, which consisted of general and administrative 17 expenses, were $522,384 for the year ended January 31, 2005, compared to $2,758,763 for the year ended January 31, 2004. The major components of general and administrative expenses are research and development, legal, accounting, commissions, wages, rent, and stock based compensation, and a one time impairment expense totaling $1,388,512 for intangibles.

     We recorded stock-based compensation in the amount of $31,462 during the year ended January 31, 2005 which represented common stock that was issued for services provided to us for product and software development. The common stock was valued at the closing price of the stock on the date of issue.

     We recorded stock-based compensation in the amount of $212,822 during the year ended January 31, 2004, which represented common stock that was issued for services provided to us along with common stock issued for promotion through public relations organizations and web-site development and maintenance. The common stock was valued at the closing price of the stock on the date of issue.

     We have not been profitable since we entered the color comparison business. We believe that we have begun to generate enough sales to potentially reach a break-even during the next fiscal year. For the coming fiscal year, we plan to vigorously market our technology and develop our operations. If we are unsuccessful in achieving positive results from operations, we may be required to curtail operations, liquidate assets, or enter into capital or financing arrangements on terms, which may have an adverse effect on future operations.

Liquidity and Capital Resources

     Our net cash and cash equivalents were $7,553 as of January 31, 2005, compared to $9,780 as of January 31, 2004. Net cash used from investing activities totaled $3,500 as of January 31, 2005 and net cash used from investing activities was $26,841 for January 31, 2004. Cash from investing activities was used for property additions.

     Our net cash received from financing activities was $89,773 for the year ended January 31, 2005, compared to having received $573,548 for the year ended January 31, 2004. Cash from financing activities totaled $115,103 came from loans from affiliates and third parties, while $22,794 cash came from the exercise of stock options for the year ended January 31, 2005. Cash totaling $48,124 was used from financing activities to repay short term loans and debt principal for the year ended January 31, 2005. For the year ended January 31, 2004 cash from financing activities totaled $601,350 came as loans from affiliates and third parties. Cash used from financing activities was $55,700 to repay debt for the fiscal year ended January 31, 2004. $27,898 cash came from the issuance of stock for the year ended January 31, 2004.

     We have prepaid expenses of $2,473 at January 31, 2005. The prepaid expenses consist of points paid for financing and other.

     During the year ended January 31, 2005 all outstanding stock options were exercised, resulting in cash totaling $22,794.

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


ITEM 7. Financial Statements.

                                      INDEX


                                                                            Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-2

Report of Independent Certified Public Accountant                           F-3

Consolidated Balance Sheet, January 31, 2005                                F-4

Consolidated Statements of Operations for the years ended
   January 31, 2005 and 2004                                                F-5

Consolidated Statement of Shareholders' Equity (Deficit),
   February 1, 2002 through January 31, 2005                                F-6

Consolidated Statements of Cash Flows, for the years ended
   January 31, 2005 and 2004                                                F-7

Notes to Consolidated Financial Statements                                  F-8

             Report of Independent Registered Public Accounting Firm




Board of Directors
PocketSpec Technologies, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of PocketSpec Technologies, Inc. and Subsidiaries as of January 31, 2005, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended January 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PocketSpec Technologies, Inc. and Subsidiaries as of January 31, 2005 and the results of operations and cash flows for the year ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit as well as an accumulated deficit as of January 31, 2005. The Company has also suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.



By:  /s/ Cordovano and Honeck LLP
     --------------------------
     Cordovano and Honeck LLP

May 13, 2005
Denver, Colorado

                Report of Independent Certified Public Accountant


Board of Directors
PocketSpec Technologies, Inc.
Denver, Colorado


We have audited the consolidated balance sheet of PocketSpec Technologies, Inc. and subsidiary as of January 31, 2004, (not separately included herein) and the related consolidated statement of operations, shareholders' deficit, and cash flows for the year ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PocketSpec Technologies, Inc. as of January 31, 2004 and the results of their operations and cash flows for the year ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit as of January 31, 2004. The Company has also suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in
Note 2. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.



By:  /s/ Hein & Associates LLP
     --------------------------
     Hein & Associates LLP

May 16, 2005
Denver, Colorado

                          POCKETSPEC TECHNOLOGIES INC.
                           Consolidated Balance Sheets

                                                                 January 31,
                                                                    2005
                                                                 -----------
                                     Assets
Current assets:
      Cash and cash equivalents                                  $     7,553
      Trade receivables                                               18,191
      Inventory at cost, net of reserve of $16,861                   185,688
      Prepaid, and other, net                                          2,473
                                                                 -----------
          Total current assets                                       213,905

Fixed assets:
      Furniture and fixtures, net of accumulated
        depreciation of $21,634                                       28,268
      Office equipment, net of accumulated
        depreciation of $21,577                                       16,027
      Molds, net of accumulated
        depreciation of $118,079                                      20,770
                                                                 -----------
          Total fixed assets                                          65,065

                                                                 -----------
          Total assets                                           $   278,970
                                                                 ===========

            Liabilities and Shareholders' Equity (Deficit)
Liabilities:
      Accounts payable                                           $    39,623
      Accounts payable, related party (Note 6)                        11,253
      Accrued liabilities                                              6,496
      Accrued liabilities, related party (Note 6)                     28,497
      Accrued interest                                                 1,832
      Accrued interest, related parties (Note 6)                      31,043
      Accrued wages net of advances of $52,126                        27,997
      Short term loan, related party (Note 6)                         35,303
      Notes payable                                                   67,482
      Notes payable, related parties (Note 6)                      1,145,046
                                                                 -----------
          Total current liabilities                                1,394,572

Commitment and Contingencies                                            --

Shareholders' equity (deficit):
      Common stock, $0.001 par value, 50,000,000
          shares authorized, 37,265,372 shares
          issued and outstanding                                      37,266
      Additional paid-in capital                                   4,247,342
      Stock Options Outstanding                                         --
      Accumulated deficit                                         (5,400,210)
                                                                 -----------
          Total shareholders' equity (deficit)                    (1,115,602)
                                                                 -----------
          Total liabilities and shareholders' equity (deficit)   $   278,970
                                                                 ===========

                 See accompanying notes to financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Operations

                                                           For the Years Ended
                                                               January 31,
                                                       ----------------------------
                                                           2005            2004
                                                       ------------    ------------
Revenues
      Product sales                                    $    247,372    $    161,813

Cost of sales:
      Cost of sales                                         125,308         127,859
                                                       ------------    ------------
           Gross margin                                     122,064          33,954

Operating expenses:
      General and administrative expenses:
        Impairment of intangibles                              --         1,388,512
        General and administrative                          375,217         834,935
        Stock based compensation                             31,462         212,822
        Rent expense to related party (Note 6)               54,600          48,000
        Research and development costs                          224          52,460
      Depreciation                                           60,881          58,183
      Amortization                                             --           163,851
                                                       ------------    ------------
           Total general and administrative expenses        522,384       2,758,763

           Operating (loss)                                (400,320)     (2,724,809)

Other income (expense):
      Other income                                             --             4,616
      Interest income (expense) (Notes 6 and 7)             (75,892)              1
                                                       ------------    ------------
           Total other income (expense)                     (75,892)          4,617

           (Loss) before provision
             for income taxes                              (476,212)     (2,720,192)

Provision for income taxes - benefit                           --              --
                                                       ============    ============
           Net (loss)                                  $   (476,212)   $ (2,720,192)
                                                       ============    ============

Net loss per share:
      Net (loss)                                       $     (0.013)   $     (0.082)
                                                       ============    ============
      Basic and diluted shares used for computation      36,601,109      33,240,563
                                                       ============    ============

                 See accompanying notes to financial statements


                          POCKETSPEC TECHNOLOGIES INC.
            Consolidated Statement of Shareholders' Equity (Deficit)
                    February 1, 2002 Through January 31, 2004

                            SPLIT TABLE -- SEE BELOW
                                                                    Common         Treasury                      Additional
                                                                     Stock           Stock                        Paid In
                                                                    Shares          Shares          Amount        Capital
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 2003                                            23,028,630        (30,000)   $    22,999    $ 3,240,874

February 2003, shares issued for stock based comp, related party         9,155           --                9            906
February 2003, shares issued for stock based comp                       28,875           --               29          2,859
March 2003, shares exchange stock for debt - B7 Brand Note           4,321,673           --            4,322        298,195
March 2003, shares exchanged stock for debt - Roben Note               319,992           --              320         22,079
March 2003, shares exhanged stock for debt - Miller Note             4,695,022           --            4,695        323,957
March 2003, shares exchanged for debt - Ford PS Plan Note              737,064           --              737         50,857
March 2003, shares exchanged for payable, related party                 71,400           --               71          4,927
March 2003, sale of stock, related party                               120,000           --              120          8,280
March 2003 - shares issued for design and consulting                    50,000           --               50          8,950
March 2003, shares issued for stock based comp                         109,063           --              109         19,522
March 2003, shares issued for stock based comp, related party           18,310           --               18          3,278
March 2003, shares issued for stock based comp                         137,500           --              138         25,137
July 2003, shares issued for stock based comp                        1,130,750           --            1,131         78,221
July 2003, shares issued for stock based comp, related party            50,000           --               50          3,450
July 2003, shares issued for stock based comp                          215,181           --              216         14,849
July 2003, shares issued for stock based comp, related party           500,000           --              500         24,500
July 2003, shares exchanged for payable                                125,000           --              125          7,375
August 2003, shares issued for stock based comp                         70,000           --               70          3,430
August 2003, shares issued for stock based comp, related party         183,100           --              183         10,803
August 2003, shares issued for stock based comp                        118,406           --              118          6,986
August 2003, shares returned and canceled                              (61,000)          --              (61)            61
October 2003, shares issued for stock based comp                       146,239           --              146          7,166
Net loss for the year - PocketSpec Technologies Inc.                      --             --             --             --
------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 2004                                            36,124,360        (30,000)        36,095           --

May 2004, shares exchanged for payables                                199,396           --              200         15,205
May 2004, issuance of options 500,000 shares                                 0           --                0              0
August 2004, shares issued for services, other                         275,000           --              275         16,225
August 2004, shares exchanged for payable                              196,616           --              195         11,995
August 2004, share options excersised                                   61,683           --               62          6,110
September 2004, shares returned and canceled                           (30,000)        30,000           --             --
December, 2004, share options exersised                                 58,426           --               59          4,152
December, 2004, share options sold                                     379,891           --              380         26,993
Balance January 31, 2005                                                  --             --             --             --
------------------------------------------------------------------------------------------------------------------------------
                                                                    37,265,372              0         37,266         80,680
==============================================================================================================================



                          POCKETSPEC TECHNOLOGIES INC.
            Consolidated Statement of Shareholders' Equity (Deficit)
                    February 1, 2002 Through January 31, 2004

                            SPLIT TABLE -- SEE ABOVE


                                                                                Common
                                                                                 Stock       Accumulated
                                                                                Options        Deficit          Total
                                                                              ------------------------------------------
Balance January 31, 2003                                                      $      --      $(2,203,806)   $ 1,060,067

February 2003, shares issued for stock based comp, related party                     --             --              915
February 2003, shares issued for stock based comp                                    --             --            2,888
March 2003, shares exchange stock for debt - B7 Brand Note                           --             --          302,517
March 2003, shares exchanged stock for debt - Roben Note                             --             --           22,399
March 2003, shares exhanged stock for debt - Miller Note                             --             --          328,652
March 2003, shares exchanged for debt - Ford PS Plan Note                            --             --           51,594
March 2003, shares exchanged for payable, related party                              --             --            4,998
March 2003, sale of stock, related party                                             --             --            8,400
March 2003 - shares issued for design and consulting                                 --             --            9,000
March 2003, shares issued for stock based comp                                       --             --           19,631
March 2003, shares issued for stock based comp, related party                        --             --            3,296
March 2003, shares issued for stock based comp                                       --             --           25,275
July 2003, shares issued for stock based comp                                        --             --           79,352
July 2003, shares issued for stock based comp, related party                         --             --            3,500
July 2003, shares issued for stock based comp                                        --             --           15,065
July 2003, shares issued for stock based comp, related party                         --             --           25,000
July 2003, shares exchanged for payable                                              --             --            7,500
August 2003, shares issued for stock based comp                                      --             --            3,500
August 2003, shares issued for stock based comp, related party                       --             --           10,986
August 2003, shares issued for stock based comp                                      --             --            7,104
August 2003, shares returned and canceled                                            --             --                0
October 2003, shares issued for stock based comp                                     --             --            7,312
Net loss for the year - PocketSpec Technologies Inc.                                 --       (2,720,192)    (2,720,192)
------------------------------------------------------------------------------------------------------------------------
Balance January 31, 2004                                                                0     (4,923,998)      (721,241)

May 2004, shares exchanged for payables                                              --             --           15,405
May 2004, issuance of options 500,000 shares                                       10,027           --           10,027
August 2004, shares issued for services, other                                       --             --           16,500
August 2004, shares exchanged for payable                                            --             --           12,190
August 2004, share options excersised                                              (1,237)          --            4,935
September 2004, shares returned and canceled                                         --             --                0
December, 2004, share options exersised                                            (1,172)          --            3,039
December, 2004, share options sold                                                 (7,618)          --           19,755
Balance January 31, 2005                                                             --         (476,212)      (476,212)
------------------------------------------------------------------------------------------------------------------------
                                                                                        0     (5,400,210)    (1,115,602)
========================================================================================================================

                 See accompanying notes to financial statements

                                       F6

                          POCKETSPEC TECHNOLOGIES INC.
                      Consolidated Statements of Cash Flows
                                                                      For The Years Ended
                                                                            January 31,
                                                                   --------------------------
                                                                      2005            2004
                                                                   -----------    -----------
Cash flows from operating activities:
     Net loss                                                         (476,212)   $(2,720,192)
     Depreciation and amortization                                      60,881        222,034
     Impairment of intangibles                                            --        1,388,512
     Stock-based compensation                                           31,462        212,824
     Non-cash interest expense, other                                     --           15,791
     Non-cash other                                                       --           23,727
     (Increase) decrease in:
         Accounts receivable, trade                                    (13,839)           193
         Inventory                                                      98,491        (33,823)
         Prepaids and accruals                                           6,901          7,583
     Increase (decrease) in:
         Payables, accruals, and other, net                            203,816        339,973
                                                                   -----------    -----------
                Net cash used by operating activities                  (88,500)      (543,378)
                                                                   -----------    -----------


Cash flows from investing activities:
     Cash paid for property, other (Note 7)                             (3,500)       (25,482)
     Cash paid for intangibles                                            --           (1,359)
                                                                   -----------    -----------
                Net cash received (used) by investing activities        (3,500)       (26,841)
                                                                   -----------    -----------


Cash flows from financing activities:
     Proceeds from short-term borrowings, related party (Note 6)        58,103        121,800
     Proceeds form short-term borrowing, other (Note 7)                 37,000           --
     Repament of short term borrowings, related party (Note 6)         (28,000)          --
     Repament of short term borrowings, other (Note 7)                 (19,800)          --
     Principal payments on notes, related party (Note 6)                  (324)       (55,700)
     Proceeds from loans, related party (Note 6)                        20,000        479,550
     Proceeds from issuance of common stock                               --           17,500
     Proceeds from issuance of common stock, related party                --           10,398
     Proceeds from sale stock options, other (Note 7)                   22,794
                                                                   -----------    -----------
                Net cash provided by financing activities               89,773        573,548
                                                                   -----------    -----------
                                                                   -----------    -----------


     Net change in cash                                                 (2,227)         3,329
     Cash and cash equivalents at beginning of period                    9,780          6,451
                                                                   -----------    -----------
                Cash and cash equivalents at end of period         $     7,553    $     9,780
                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                  $    15,676    $     4,601
                                                                   ===========    ===========
         Income taxes                                              $      --      $      --
                                                                   ===========    ===========

     Non-cash investing and financing activities:
         Common stock issued for debt, related party               $      --      $   302,517
                                                                   ===========    ===========
         Common stock issued for debt, other                       $      --      $   402,645
                                                                   ===========    ===========
         Common stock issued for services                          $    16,500    $   212,824
                                                                   ===========    ===========
         Common stock issued for payables, related party           $       989    $      --
                                                                   ===========    ===========
         Common stock issued for payables, other (Note 4)          $    26,608    $    12,498
                                                                   ===========    ===========
         Conversion of liability to debt, related party (Note 6)   $   460,325    $      --
                                                                   ===========    ===========
         Conversion of liability to debt, other (Note 7)           $    53,082    $      --
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

(c) Cash and Cash Equivalents

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Our net cash and cash equivalents were $7,553 as of January 31, 2005, compared to $9,780 as of January 31, 2004.

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

(e) Inventory

Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at January 31, 2005 consisted of finished goods. We have recorded an allowance of $3,075 that directly relates to non-saleable or discontinued products, which reduces our gross profit.

(f) Impairment of Intangible Assets

The Company  evaluates  the carrying  value of its  long-lived  assets under the

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


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

(g) Income Taxes

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

(h) Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has no outstanding stock options at January 31, 2005.

(i) Transfer Pricing of Transactions Among Related Entities

The Company accounts for certain related party transactions in accordance with SEC policies. The SEC staff has stated that assets should be valued at their historical cost in a transfer of assets between companies under common control.

(j) Earnings Per Share

Basic earnings per share are generally calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if all grants, agreements, and contracts to issue shares were exercised or converted. Diluted income per share is the same as basic income per share for the years ended January 31, 2005 and 2004.

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


(k) New Accounting Pronouncements

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. As of January 31, 2005, the Company does not have a stock option plan in existence, however; if the Company chooses to in the future they will be subject to these guidelines.

Note 2: Liquidity and Basis of Presentation

We generated operating revenues in our color comparison business during this fiscal year. We incurred a loss for the year ended January 31, 2005 totaling $462,425 compared to a loss of $2,720,192 for the year ended January 31, 2004. We have a working capital deficit of $1,115,602 as of January 31, 2005. Our loss for the year ended January 31, 2005 was due to continued costs of operations in spite of increasing revenues of our color comparison business.

We have not been profitable since we entered the color comparison business. We believe that we have begun to generate enough sales to potentially reach a break-even during the next fiscal year. For the coming fiscal year, we plan to vigorously market our technology and develop our operations. We believe that we have begun to generate enough sales to potentially reach a break-even during the second fiscal quarter. Even with our marketing plan we will continue to have liquidity issues. If the Company cannot ultimately obtain profitable operations, there is substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments should the company be unable to continue operations as a going concern.

Note 3:   Acquisition of property

     (a) In order to obtain specific intellectual property, on May 31, 2002 the Company acquired 100% of the issued and outstanding common shares of Color-Spec Technologies, Inc. (Color-Spec) in a stock-for-stock acquisition. Color-Spec has developed and holds the rights to a product line of color comparing instruments. Under the terms of the acquisition, each shareholder of Color-Spec received one common share of PocketSpec for each common share of Color-Spec owned. The Company

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


          issued a total of 8,316,353 restricted shares of common stock in connection with this transaction. As 50% of Color-Spec was owned by the president and controlling shareholder of Pocket-Spec, that portion of the consideration has been recorded at historical cost. The remaining 50% of the consideration issued for Color-Spec was valued at the market price of the Company's common stock on May 31, 2002 of $1,455,362. The amortization period for the license rights 10 years. The results of the Color-Spec business have been consolidated with those of Pocket-Spec effective May 31, 2002.

     (b) During the year ended January 31, 2005, the Company acquired depreciable assets for cash for a total amount of $3,500.


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

               Furniture                            $    49,902
               Equipment                                 37,604
               Molds                                    138,849
                                                    -----------
                                                        226,355
               Less accumulated depreciation           (161,290)
                                                    -----------
                                                    $    65,065

Note 5: Intangible assets and amortization

The Company does not have any intangible assets for the year ended January 31, 2005. Intangible assets were expensed as a one time charge in the amount of $1,388,512 at January 31, 2004.

Note 6: Related party transactions

B7 Brand, LLC (B7B), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies, Inc., (CST), Cynthia Kettl (CK), F. Jeffrey Krupka (FJK), Gregg Wagner (GW), Janet Brophy (JB), Krupka-Brophy Profit Sharing Plan (KBP),Moon Unit, LLC (MU), and Wraith Moon House, LLC (WMH) are affiliates of our Company by either common ownership or by common management. Asset Realization, Inc. (ARI) and Cape Aloe Corp., (CAC) became unaffiliated at January 31, 2004 when those companies changed officers and directors.

     (a) On August 17, 2004 the Company entered into a purchase and sale agreement with Color-Spec Technologies, Inc., a wholly owned

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


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

     (b) The Company has accounts payable to Cherry Creek Cottage, LLC (CCC) in the amount of $6,010, to Cynthia Kettl in the amount of $2,091, and to Frank Krupka, an employee, in the amount of $3,152. The Company has also paid CCC $26,103 for rent and has accrued rent in the amount of $28,497 due to CCC. Total rent for the year ended January 31, 2005 was $54,600. The Company has accrued wages totaling $80,123 which will be paid when cash comes available to compensate the employees for their work. Employees have received cash advances totaling $52,126 for the year ended January 31, 2005.

     (c) Janet Brophy is The President, CEO, and board member, Cynthia Kettl is the Secretary/Treasurer, CFO, and board member, and Gregg Wagner is a board member. Officers and employees have paid expenses for the Company from time to time. For their payments, the Company intends to pay interest on the expense amounts that have been provided by the personnel.

     (d) For the year ended January 31, 2005, the Company has short term loans totaling from affiliates totaling $58,103. The Company borrowed $2,200 from MU, $1,100 from WM, $14,000 from B7B, $15,000 from GW, and $25,803 from FJK. The Company repaid MU $2,200, WM $1,100, B7 $3,850, and rolled GW's loan of $15,000 plus $2,000 points into a note payable totaling $17,000. The Company also paid CK $3,850 and paid principal payments on a note payable totaling $324. The Company also rolled into a note payable to Gregg Wagner an account payable in the amount of $8,865, converting his short term loans and a payable for a total of $25,864.

     (e) The Company has notes payable to affiliates totaling $1,145,046. Terms of the notes are listed below.

          1. Note payable to FJK in the amount of $136,826. The note consists of $82,500 as settlement of accrued wages, and an account payable in the amount of $54,326. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $1,434 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $3,709.

          2. Note payable to JB in the amount of $206,455. The note consists of $5,415 of accrued interest, $54,535 from an account payable, $116,505 from accrued wages, and $6,000 from a short term loan,

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements

               and $24,000 from a prior note payable balance. The note bears interest at 8% with monthly payments in the amount of $3,254 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $5,597.

          3. Note payable to Frank Krupka in the amount of $63,180. The note consists of $18,236 from an account payable, $43,944 from accrued wages, and $1,000 from a short term loan. The note bears interest at 8% with monthly payments in the amount of $1,207 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $1,713.

          4. Note payable to Cynthia Kettl in the amount of $117,844. The note consists of $141 of accrued interest, $176 from an account payable, $81,000 from accrued wages, $12,650 from a short term loan, and $23,877 from a prior note payable. The note bears interest at 8% with monthly payments in the amount of $2,325 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $3,195.


          5. Note payable to Gregg Wagner in the amount of $29,733. The note consists of $944 of accrued interest, $629 from an account payable, and $28,160 from a prior note payable balance. The note bears interest at 8% with monthly payments in the amount of $1,402 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $806.

          6. Note payable to B7B in the amount of $411,730. The note combined two notes payable in the original amounts of $300,000 and $127,600. Both notes payable had accrued interest in the total amount of $46,980. A short-term loan from B7B in the amount of $37,150 was included in the combined note payable. $100,000 was separated from the note payable and made into two notes in the amount of $50,000 each, one payable to a current board member and the other to an individual. The combined note payable bears interest at 8% with monthly payments in the amount of $4,315 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $11,162.

          7. Note payable to Cherry Creek Cottage, LLC in the amount of $77,000. The note consists of $69,500 from a note payable it acquired from Cape Aloe Corp. and $7,500 from a short term loan. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $807 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $2,088.

          8. Note payable to Wraith Moon House, LLC in the amount of $6,351. The note consists of $551 from accrued interest and $5,800 from a prior note balance. The note bears interest at 8% starting

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


               October 1, 2004 with monthly payments in the amount of $67 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $172.

          9. Note payable to KBP in the amount of $45,927. The Company borrowed $36,350 from KBP for use as operating capital. The terms of the note required payment of $3,635 in interest points which was deducted from the $39,985 principal balance, netting the Company $36,350 cash. The note also combines accrued interest in the amount of $5,942 and bears interest at 8% with monthly payments in the amount of $480. The note matures October 1, 2006. Accrued interest through January 31, 2005 totals $1,245.

          10. Note payable to Philip Robertson in the amount of $50,000. The note consists of $50,000 as part of the original B7B $127,600 note that was combined with $300,000 note to B7B. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $523 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $1,356.

               The Company repaid principal in the amount of $324 to CK during the year ended January 31, 2005. The Company combined $127,903 of accounts payable, accrued wages totaling $323,949, $59,973, split one note of $127,600 into two notes of $50,000 each, one payable to an affiliate, and combined the balance of $27,600 into one note, for a total amount of $589,425. The note to B7B for $127,600 was closed, a former affiliate's note (ARI) in the amount of $1,500 was changed to non-affiliate status, and $17,000 from GW for a net conversion amount totaling $443,325.

     (f) For the year ended January 31, 2005 the Company expensed interest from notes payable to affiliates totaling $70,385 and interest points totaling $10,864.

     (g)  Shareholders' Equity.

               The Company issued 9,903 shares to a former employee for services. The shares were valued at $.10 per share at the date of issuance, or a total amount of $980.

     (h) The Company has agreed to pay GW $50 from each sale of its software device combined product known as ColorQA Pro Software System, and $50 from each sale of its ColorQA Series 4 USB devices sold to various vendors, commencing after receipt of $5,150 from the pending sale of another 10 units. The payments will be accumulated and the total amounts shall be credited to the note payable to Gregg Wagner.

     (i) On March 5, 2002 the Company entered into an office lease agreement with CCC. The agreement requires $4,000 per month rental of office space commencing April 1, 2002 and continuing

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


     (j) through April 1, 2007. The agreement also requires payment of the yearly property tax. During the year ended January 31, 2005 the Company paid rent to CCC totaling $54,600. The Company had accrued rent payable to CCC in the amount of $28,497. The Company agreed to change the office space lease from a triple net lease to monthly and pay $5,100 per month starting August 1, 2004.

Note 7:  Transactions with non-affiliates

     (a) The Company reworked a mold used in the production of its product line at a cost of $3,500.

     (b) The Company has trade receivables totaling $18,191 and inventory net of reserve totaling $199,474. The inventory consists of finished products. The Company also has accounts payable in the amount of $39,623 and accrued liabilities totaling $6,496 for insurance and other expenses.

     (c) The Company has notes payable to non-affiliates totaling $67,482. The notes and respective terms are listed below.


          1. Note payable to ARI in the amount of $1,633. The note consists of accrued interest in the amount of $133 and a prior note amount of $1,500. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $17. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $44.

          2. Note payable to an individual in the amount of $15,949. The note consists of accrued interest in the amount of $1,449 and a prior note amount of $14,500. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $168. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $432.

          3. Note payable to and individual in the amount of $50,000. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $523. The note matures October 1, 2007. Accrued interest through January 31, 2005 totals $1,356.

     (d) For the year ended January 31, 2005, the Company $37,000 from a non-affiliate (CAC) and repaid $19,800 to the same third party.

     (e) During the year ended January 31, 2005 the Company converted $52,082 into debt. $133 was from accrued interest along with a prior outstanding note in the amount of $1,500 due to ARI, $1,449 was from accrued interest due to an individual, and $50,000 was from part of the original B7B $127,600 note that was split between an individual and a director of the Company.

Note 8:  Operating leases

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


We have an operating lease for our office space located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with B7B an affiliate of an employee, F. Jeffrey Krupka. We pay B7B $4,000 per month on a triple net lease, along with real estate taxes, property insurance, maintenance and repairs, telephone expenses, and other normal expenses of the property. Effective August 1, 2004 the Company agreed to pay $5,100 monthly and change the lease from a triple net lease to monthly.

We also have an operating lease for office copying equipment. The agreement was signed on March 4, 2003 and is effective through November 4, 2007. Monthly lease payments total $1,318.

Total monthly leases payments are approximately $6,418. Total amount paid for the year ended January 31, 2005 and 2004 was $75,835 and $69,816 respectively.

Future minimum lease payments under the office and equipment leases described above are approximately as follows.

                       Year                  Amount
                       ----               ----------
                       2006               $   78,588
                       2007                   78,588
                       2008                   29,790
                       2009                        0
                                          -----------
                                          $  186,966
                                          ===========


Note 9:  Shareholders' equity

     (a)  Related parties

               The Company issued 9,903 shares to a former employee for services. The shares were valued at $.10 per share at the date of issuance, or a total amount of $980.

     (b)  Non-affiliates

          1. For the year ended January 31, 2005 the Company issued 275,000 shares of common stock to individuals for services rendered. The value of the shares was expensed and recorded as stock based compensation in the amount of $16,500. The Company also issued

          2. 386,109 shares of common stock totaling $26,608, or approximately $.07 per share for the extinguishment of accounts payable

          2. An individual exercised 500,000 stock options from a total option available from PocketSpec Technologies Inc. of 500,000 shares of its common stock as part of an agreement with a software writer

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


               in Italy. The options exercised had a total value of $4,935 for commissions on sales of software provided to the Company in accordance with an agreement and received cash totaling $22,794. Total value of all stock issuances to non-affiliates was $70,837.

          3. For the year ended January 31, 2005 the Company cancelled 30,000 shares of its treasury common stock. The stock was returned to the status of authorized and unissued.

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


Note 10: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended January 31, 2005 and 2004.

                                                 Years ended
                                                  January 31,
                                                    2005           2004
                                                -------------   -----------

       U.S. statutory federal rate..........         -34.00%       -34.00%
       State income tax rate................          -3.06%        -3.30%
       Increase in valuation
          allowance.........................          37.06%        37.30%
                                                -------------   -----------
                                                       0.00%         0.00%
                                                =============   ===========

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements



At January 31, 2005, the Company has a net operating loss carryforward for federal income tax purposes of approximately $5,976,187, which was fully allowed for in the valuation allowance of $2,292,455. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended January 31, 2005 and 2004 was $176,455 and $495,000, respectively. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2025.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note 11: Commitments

The Company does not have any employment agreements with Mr. Krupka, Ms. Kettl, and Ms. Brophy. Mr. All employment agreements were terminated by the Company and accepted by the officers during the year ended January 31, 2005.

Note 12: Concentrations

None.

Note 13: Reclassification

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.


Note 14: Subsequent events.

On February 23, 2005 the Company filed a Statement of Information for PocketSpec Technologies Inc. The filing gave notice for a shareholder

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Consolidated Financial Statements


meeting to be held on March 29, 2005 in order to increase the number of authorized common stock shares from 50,000,000 to 900,000,000. The meeting was held and the shareholders authorized the increase by a 52% vote.



ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period. On June 5, 2002, our Board of Directors voted to change our Certifying Accountants from Cordovano and Harvey, P.C. to Hein & Associates, LLP. On June 6, 2002 Hein & Associates, LLP finalized their client background check and formally accepted us as a client for the fiscal 2003 audit. Cordovano and Harvey, P.C. had rendered opinions on our audit for the past two years. The change in Certifying Accountants was made so that we could utilize the specific accounting experience and expertise of Hein & Associates, LLP. On April 2, 2005, the offices of PocketSpec Technologies Inc. Changed Certifying Accountants from Hein & Associates, LLP to Cordovano and Honeck LLP. The change in Certifying Accountants was made so that we could reduce audit costs and receive accounting experience and the expertise of Cordovano and Honeck LLP.

There were no disagreements between us and Hein & Associates, LLP with respect to our accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the former Certifying Accountant's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. We have authorized Hein and Associates, LLP to respond fully to inquiries of Cordovano and Honeck LLP concerning our financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Executive Officers, their ages and positions held with us as of January 31, 2005 are as follows:


                                           YEAR BECAME            POSITION
      NAME                 AGE              DIRECTOR              IN COMPANY
-----------------          ---              -----------           -----------

Janet Brophy               49               2001                  President,
                                                                  Director &
                                                                  Chairman of
                                                                  he Board

Cynthia Kettl              57               2000                  Secretary,
                                                                  Treasurer &
                                                                  Director

Gregg Wagner               46               2002                  Director

Philip Robertson           51               2003                  Director

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the Summary Compensation Table for the Chief Executive Officer. Except as indicated in the footnotes to this section, no other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. No executive officer received compensation in excess of $100,000 during the past fiscal year.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                                 Long Term Compensation
                           ---------------------------                          ---------------------------
                                 Awards Payouts

Name                                                            Other
Restricted                         All
And                                           Salary            Annual            Stock            LTIP
Other
Principal                                  Compensation         Bonus          Compensation       Award(s)
Options/
Position                       Year            ($)                ($)             ($)
----------                 ----------       ----------        ----------        ----------       ----------
Janet                            2004        $     -0-
Brophy                          2003        $  112,190              --
Chairman (1)                    2002        $   96,300              --
Chairman (1)                    2001        $   14,017              --
                                2000        $     -0-               --

-------------------
(1) Ms. Brophy became an officer and director in 2001. She became our Chairman in 2003. No payment for wages was paid to Ms. Brophy. All wages were accrued for the year ended January 31, 2004. MS. Brophy's employment agreement was terminated during the year ended January 31, 2005.


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

  NAME AND ADDRESS                  AMOUNT AND NATURE OF             PERCENT
 OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP (1)(2)          CLASS
-----------------------          ---------------------------         -------

Cynthia Kettl                               775,829                    2.08%
3225 East 2nd Ave
Denver, Colorado 80206

Janet Brophy (3)                          5,687,540                   15.26%
6195 South Akron Way
Greenwood Village, Colorado 80111

Gregg Wagner                              1,078,785                    2.89%
1368 Cedar Avenue
Boulder, CO 80304

Philip Robertson (4)                        100,000                    0.27%

All Officers and Directors as a Group     7,642,154                   20.51%
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

     (4) Includes shares owned jointly by Mr. Robertson and his wife.
---------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our business office is located at 3225 East 2nd Ave., Denver, Colorado 80206. On March 5, 2002, we signed a lease, effective from April 1, 2002 to April 1, 2007, with an organization affiliated with one of our employees, F. Jeffrey Krupka. We pay this organization $4,000 per month on a triple net lease, Along with real estate taxes, property insurance, maintenance and repairs, telephone expenses, and other normal expenses of the property. We have granted Mr. Krupka the non-exclusive use of the leased property for himself and as an office location for his other business interests. Effective August 1, 2004 the Company agreed to pay $5,100 monthly and change the lease from a triple net lease to monthly.

     We have terminated previous agreements with CD ROM, USA, Inc. and CD ROM, Inc., which are private companies owned by Mr. Roger Hutchison, who was one of our directors at the time. Under our agreement with CD ROM, Inc., he remains an approved supplier of products.

     We did not pay our Treasurer, Ms. Kettl, during the year ended January 31, 2005. All wages owing Ms. Kettl have been accrued and will be paid when cash becomes available, for accounting services during the 2005 fiscal year.

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


ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and determines whether specific projects or expenditures with our independent auditors, Cordovano and Honeck LLP potentially affect their independence. The Audit Committee's policy requires that all services the Company's independent auditor may provide to the Company, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting.

The following table sets forth the aggregate fees billed to us by HEIN & ASSOCIATES LLP for the years ended January 31, 2005 and January 31, 2004:

                                                  2005              2004
                                               ---------         ---------
Audit fees (1)                                  $14,932 (1)       $ 50,168
Audit-related fees (2)                            --    (2)             --
Tax fees (3)                                      --    (3)             --
All other fees                                    --                    --
                                               ---------         ---------
Total audit and non-audit fees                 $ 14,932            $ 50,168
                                               =========          =========

-----------------------
(1) Includes fees for professional services rendered for the audit of PocketSpec Technologies Inc.'s annual financial statements and review of PocketSpec Technologies Inc.'s annual report on Form 10-KSB for the year 2005 and 2004 for reviews of the financial statements included in PocketSpec Technologies Inc.'s quarterly reports on Form 10-QSB for the first three quarters of fiscal 2005.

(2) Includes fees billed for professional services rendered in fiscal 2005 and 2004, in connection with acquisition planning, due diligence and related SEC registration statements.

     (3) Includes fees billed for professional services rendered in fiscal 2005 and 2004, in connection with tax compliance (including U.S. federal and state returns) and tax consulting.
-----------------------

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES.

     (a) Janet Brophy, who serves as the Company's president and chief executive officer, and Cynthia Kettl, who serves as chief financial officer, after evaluating the effectiveness of the Company's disclosure controls

     (b) and procedures as of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

     (c) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting for the year ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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


 + Previously Filed

     (c) REPORTS ON FORM 8-K. We filed the following report on Form 8-K during the fourth quarter of the fiscal year ended January 31, 2005

          December 17, 2004 Investment Banking Agreement, Sloan Securities



                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PocketSpec Technologies Inc.

CHIEF EXECUTIVE OFFICER



Dated: MAY 13, 2005                                 By:  /s/ JANET BROPHY
       ------------                                     ----------------------
                                                         Janet Brophy
                                                         President


CHIEF FINANCIAL OFFICER

Dated: MAY 13, 2005                             By:   /s/ CYNTHIA KETTL
       --------------                                 ----------------------
                                                      CYNTHIA KETTL
                                                      Chief Financial Officer

                                       29




PocketSpec Technologies Inc.

CHIEF EXECUTIVE OFFICER

Dated: MAY 13, 2005                                 By: /s/ JANET BROPHY
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

CHIEF FINANCIAL OFFICER

Dated: MAY 13, 2005                                 By:  /s/ CYNTHIA KETTL
       --------------                                    ----------------------
                                                         CYNTHIA KETTL
                                                         Treasurer


Dated: MAY 13, 2005                                 By:  /s/ PHILIP ROBERTSON
       --------------                                    ----------------------
                                                         Philip Robertson
                                                         Director

Dated: MAY 13, 2005                                 By:  /s/ CYNTHIA KETTL
       --------------                                    ----------------------
                                                         CYNTHIA KETTL
                                                         Director

Dated: MAY 13, 2005                                 By:  /s/ JANET BROPHY
       --------------                                    ----------------------
                                                         JANET BROPHY
                                                         Director


Dated: MAY 13, 2005                                By:   /s/ GREGG WAGNER
       --------------                                    ----------------------
                                                         GREGG WAGNER
                                                         Director
                                                         Chief Executive Officer