Form 10QSB
period 2005-04-30
POCKETSPEC TECHNOLOGIES INC
filed 2005-06-13
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 2005
                                          --------------

                         Commission File Number 0-28759
                                                -------


                          PocketSpec Technologies Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Colorado                               84-1461919
      ---------------------------------             -------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


5111 Juan Tabo Boulevard, NE, Albuquerque, New Mexico            87111
-----------------------------------------------------          ----------
     (Address of principal executive offices)                  (Zip code)

                                 (866) 302-2248
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X  Yes       No
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common                                    137,265,372
     -------                 ---------------------------------------------
      Class                  Number of shares outstanding at June 13, 2005

                     This document is comprised of 20 pages.

                                   FORM 10-QSB
1st QUARTER
                                                                           INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements*

Condensed, consolidated balance sheets - April 30, 2005 (Unaudited)          3

Condensed, consolidated statements of operations - Three months
       ended April 30, 2005 and 2004 (Unaudited)                             4

Condensed, consolidated statements of cash flows - Three months ended
       April 30, 2005 and 2004 (Unaudited)                                   5

Notes to condensed, consolidated financial statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis                               11

Item 3.  Controls and Procedures                                            15


PART II - OTHER INFORMATION


Item 1.  Legal Proceeding                                                   16

Item 2.  Changes In Securities                                              16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters To A Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

Certifications                                                              17

* The accompanying condensed, consolidated financial statements are not covered by an Independent Certified Public Accountant's report.

                          POCKETSPEC TECHNOLOGIES INC.
                     Condensed, Consolidated Balance Sheets
                              (Unaudited) April 30,

                                                                     2005
                                                                 -----------
                                Assets
Current assets:
      Cash and cash equivalents                                  $     1,559
      Trade receivables                                               29,348
      Inventory at cost, net of reserve of $16,861                   189,419
      Prepaid, and other, net                                          9,037
                                                                 -----------
          Total current assets                                       229,363

Fixed assets:
      Furniture and fixtures, net of accumulated
        depreciation of $23,460                                       26,443
      Office equipment, net of accumulated
        depreciation of $23,300                                       14,304
      Molds, net of accumulated
        depreciation of $122,597                                      16,252
                                                                 -----------
          Total fixed assets                                          56,999

                                                                 -----------
          Total assets                                           $   286,362
                                                                 ===========

            Liabilities and Shareholders' Equity (Deficit)
Liabilities:
      Accounts payable                                           $    22,457
      Accounts payable, related party (Note 3)                        11,253
      Accrued liabilities                                             17,819
      Accrued liabilities, related party (Note 3)                     43,797
      Accrued interest                                                 3,169
      Accrued interest, related parties (Note 3)                      53,690
      Accrued wages net of advances of $71,739                        37,449
      Short term loan, related party (Note 3)                         40,330
      Notes payable                                                   67,482
      Notes payable, related parties (Note 3)                      1,145,046
                                                                 -----------
          Total current liabilities                                1,442,492

Commitment and Contingencies                                            --

Shareholders' equity (deficit):
      Common stock, $0.001 par value, 900,000,000
          shares authorized, 37,265,372 shares
          issued and outstanding                                      37,266
      Additional paid-in capital                                   4,247,342
      Accumulated deficit                                         (5,440,738)
                                                                 -----------
          Total shareholders' equity (deficit)                    (1,156,130)
                                                                 -----------
          Total liabilities and shareholders' equity (deficit)   $   286,362
                                                                 ===========

     See accompanying notes to condensed, consolidated financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                Condensed, Consolidated Statements of Operations
                                   (Unaudited)

                                                        For the Three Months Ended
                                                                April 30,
                                                       ----------------------------
                                                           2005           2004
                                                       ------------    ------------
Revenues
      Product sales                                    $     67,857    $     67,616

Cost of sales:
      Cost of sales                                           5,193          42,349
                                                       ------------    ------------
           Gross margin                                      62,664          25,267

Operating expenses:
      General and administrative expenses:
        General and administrative                           54,895         109,574
        Rent expense to related party (Note 3)               15,300          12,000
        Research and development costs                         --               392
      Depreciation                                            8,067          14,838
                                                       ------------    ------------
           Total general and administrative expenses         78,262         136,804

           Operating (loss)                                 (15,598)       (111,537)

Other income (expense):
      Other income                                                1            --
      Interest income (expense) (Notes 3 and 4)             (24,956)        (18,157)
                                                       ------------    ------------
           Total other income (expense)                     (24,955)        (18,157)

           (Loss) before provision
             for income taxes                               (40,553)       (129,694)

Provision for income taxes - benefit                           --              --
                                                       ============    ============
           Net (loss)                                  $    (40,553)   $   (129,694)
                                                       ============    ============

Net loss per share:
      Net (loss)                                       $     (0.001)   $     (0.004)
                                                       ============    ============
      Basic and diluted shares used for computation      37,265,372      36,094,360
                                                       ============    ============

     See accompanying notes to condensed, consolidated financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                Condensed, Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                    For The Three Months Ended
                                                                             April 30,
                                                                       ---------------------
                                                                         2005         2004
                                                                       --------    --------
Cash flows from operating activities:
                    Net cash used by operating activities              $(11,021)   $(89,690)
                                                                       --------    --------


Cash flows from investing activities:
      Cash paid for property, other                                        --        (3,500)
                                                                       --------    --------
         Net cash received (used) by investing activities                  --        (3,500)
                                                                       --------    --------


Cash flows from financing activities:
      Proceeds from short-term borrowings, related party (Note 3)         5,527      65,664
      Repayment of short term borrowings, related party                    (500)    (33,014)
      Proceeds from loans, related party                                   --        52,360
                                                                       --------    --------
                Net cash provided by financing activities                 5,027      85,010
                                                                       --------    --------


      Net change in cash                                                 (5,994)     (8,180)
      Cash and cash equivalents at beginning of period                    7,553       9,780
                                                                       --------    --------
               Cash and cash equivalents at end of period              $  1,559    $  1,600
                                                                       ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
           Interest                                                    $   --      $  4,601
                                                                       ========    ========
           Income taxes                                                $   --      $   --
                                                                       ========    ========


     See accompanying notes to condensed, consolidated financial statements

                          POCKETSPEC TECHNOLOGIES INC.
                   Notes to Condensed, Consolidated Financial Statements

Note 1:  Basis of presentation

(a) Organization and Basis of Presentation

References in this document to "us," "we," "our" or "the Company" refer to PocketSpec Technologies Inc. and its wholly-owned subsidiary. The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated January 31, 2005 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

(b) Inventory

Inventories are stated at the lower of cost or market. Cost includes materials, labor, direct costs, and allocated overhead. Generally, inventories are written down to market value during the period in which impairment of such inventories is identified. Inventory at April 30, 2005 consisted of finished goods. All electronic components are interchangeable between product lines. We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

(c) Property, Equipment and Depreciation

Property and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: furniture, 7 years; office equipment, 5 years; molds, 3 years. Depreciation expense was $8,067, and $14,838 for the three months period ended April 30, 2005 and 2004, respectively.

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

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles

                                                                               7
                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


Generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2005.

The Company operates in two business segments which are identified as distribution and manufacturing of color-comparison devices to service users, value added resellers, businesses and consumers, primarily in the United States.

Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006 or any future period.

Note 2: SUBSEQENT EVENT

On May 20, 2005, we completed a reverse acquisition transaction. We acquired Sierra Norte, LLC, a New Mexico limited liability company, which thereby became a wholly-owned subsidiary of ours. Sierra Norte, LLC is a land development company in the Albuquerque, New Mexico area.

     As a result of the acquisition, Sierra Norte, LLC will continue as a wholly-owned subsidiary of ours and the former security holders of Sierra Norte, LLC have acquired a majority of our outstanding shares of common stock, par value $.001 per share. The reverse acquisition was consummated under Colorado law and pursuant to an Agreement and Plan of Reorganization, dated as of May 20, 2005 (the Acquisition Agreement).

     We intend to reincorporate the company to Nevada from Colorado and change the name of the public company to a name more in line with our current operations , upon stockholder approval. In connection with the name change, we will seek a new trading symbol.

THE ACQUISITION

     Pursuant to the Acquisition Agreement, at closing, stockholders of Sierra Norte, LLC received 100,000,000 shares of our common stock for a 100% interest in Sierra Norte, LLC. The consideration issued in the Acquisition was determined as a result of arm's-length negotiations between the parties.

     Immediately following the closing, we sold to a group of investors our wholly-owned subsidiary, Color-Spec Technologies, Inc, in exchange for an indemnification of us from liabilities by these investors. The investors assumed historical Color-Spec operations and its historical liabilities of those operations.

     Giving effect to the issuance of these new shares, there were a total of 137,265,372 shares of our common stock issued and outstanding after the Acquisition.

MANAGEMENT

                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


Pursuant to the Acquisition Agreement, at the closing of the Acquisition, our board of directors was decreased by the resignations of Philip Robertson and Gregg Wagner from our board and increased by the appointment of Fred Montano, to serve until the next annual meeting of stockholders. As a result, we have three directors: Mr. Montano, Ms. Brophy, and Ms. Kettl. Upon compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 under that act, pursuant to the Acquisition Agreement, the board of directors will be increased to five members, and Jerry Apadoca, Sebastian Ramirez, Matthew Milonas, and Troy Duran are planned to be appointed to serve as our directors until the next annual meeting of stockholders. In connection with the appointment of these four directors, Janet Brophy and Cynthia Kettl, the sole remaining members of our board of directors before the Acquisition, will resign as directors.

     In addition, at the closing of the Acquisition, Ms. Janet Brophy resigned as President and Chief Executive Officer and Ms. Kettl resigned as Treasurer, although she remains as Chief Financial Officer.

     The board of directors appointed Mr. Fred Montano as Chairman and Chief Executive and Operating Officer, President and Treasurer, and Ms. Karen Duran, Secretary.

ACCOUNTING TREATMENT

     The Acquisition is being accounted for as a reverse Acquisition, since the members of Sierra Norte own a majority of the outstanding shares of common stock of us immediately following the Acquisition. Sierra Norte is deemed to be the acquiror in the reverse Acquisition and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Sierra Norte and will be recorded at the historical cost basis of Sierra Norte. We intend to carry on Sierra Norte's business as a wholly-owned subsidiary.

CORPORATE OFFICE

     We have relocated our executive offices to those of 5111 Juan Tabo Boulevard, NE, Albuquerque, New Mexico 87111. Our new telephone number is (866) 302-2248.

Note 3: Related party transactions

B7 Brand, LLC (B7B), Cherry Creek Cottage, LLC (CCC), Color-Spec Technologies,
(CST), Cynthia Kettl (CK), Gregg Wagner (GW), Janet Brophy (JB), Jeff Krupka
(FJK), Krupka-Brophy Profit Sharing Plan (KBP), Moon Unit LLC, (MU), Wraith Moon House, LLC (WMH), and Philip Robertson (PR) are affiliates of our Company by either common ownership or by common management.


(a) The Company has accounts payable to employees totaling $11,253, of which $6,010 is due CCC, $2,092 is due CK, and $3,151 is due an employee. The Company has accrued rent owing to CCC totaling $43,797 due to CCC. Rent expense for the period ended April 30, 2005 was

                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


     $15,300. The company has accrued wages totaling $109,188 which will be paid when cash comes available to compensate the employees for their work. Employees have received cash advances totaling $71,739.


(b) The Company has notes payable to affiliates totaling $1,145,046. Terms of the notes are listed below. The Company has not borrowed any money from affiliates during the fist quarter ended April 20, 2005..

     1. Note payable to FJK in the amount of $136,826. The note consists of $82,500 as settlement of accrued wages, and an account payable in the amount of $54,326. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $1,434 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $6,416.

     2. Note payable to JB in the amount of $206,455. The note consists of $5,415 of accrued interest, $54,535 from an account payable, $116,505 from accrued wages, and $6,000 from a short term loan, and $24,000 from a prior note payable balance. The note bears interest at 8% with monthly payments in the amount of $3,254 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $9,680.

     3. Note payable to Frank Krupka in the amount of $63,180. The note consists of $18,236 from an account payable, $43,944 from accrued wages, and $1,000 from a short term loan. The note bears interest at 8% with monthly payments in the amount of $1,207 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $2,962.

     4. Note payable to Cynthia Kettl in the amount of $117,844. The note consists of $141 of accrued interest, $176 from an account payable, $81,000 from accrued wages, $12,650 from a short term loan, and $23,877 from a prior note payable. The note bears interest at 8% with monthly payments in the amount of $2,325 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $5,526.


     5. Note payable to Gregg Wagner in the amount of $29,733. The note consists of $944 of accrued interest, $629 from an account payable, and $28,160 from a prior note payable balance. The note bears interest at 8% with monthly payments in the amount of $1,402 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $1,394.

                 6. Note payable to B7B in the amount of $411,730. The note combined two notes payable in the original amounts of $300,000 and $127,600. Both notes payable had accrued interest in the total amount of $46,980. A short-term loan from B7B in the amount of $37,150 was included in the combined note payable. $100,000 was separated from

                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


     the note payable and made into two notes in the amount of $50,000 each, one payable to a current board member and the other to an individual. The combined note payable bears interest at 8% with monthly payments in the amount of $4,315 starting November 1, 2004. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $19,306.

     7. Note payable to Cherry Creek Cottage, LLC in the amount of $77,000. The note consists of $69,500 from a note payable it acquired from Cape Aloe Corp. and $7,500 from a short term loan. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $807 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $3,610.

     8. Note payable to Wraith Moon House, LLC in the amount of $6,351. The note consists of $551 from accrued interest and $5,800 from a prior note balance. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $67 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $298.

     9. Note payable to KBP in the amount of $45,927. The Company borrowed $36,350 from KBP for use as operating capital. The terms of the note required payment of $3,635 in interest points which was deducted from the $39,985 principal balance, netting the Company $36,350 cash. The note also combines accrued interest in the amount of $5,942 and bears interest at 8% with monthly payments in the amount of $480. The note matures October 1, 2006. Accrued interest through April 30, 2005 totals $2,154.

     10. Note payable to Philip Robertson in the amount of $50,000. The note consists of $50,000 as part of the original B7B $127,600 note that was combined with $300,000 note to B7B. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $523 beginning November 1, 2004. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $2,344.

(c) During the three months period ended April 30, 2005 the Company expensed interest from notes payable to affiliates totaling $20,814 and interest points totaling $973.

(d)  Shareholders' Equity.

     The Company did not issue any shares of its common stock during the three month period ended April 30, 2005

Note 4: Transactions with non-affiliates

(a) The Company has trade receivables totaling $29,348 and inventory net of reserve totaling $189,419. The inventory consists of finished products. The Company also has accounts payable in the amount of

                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


     $22,457 and accrued liabilities totaling $17,819 which includes a customer's deposit in the amount $13,000 for an order. Orders from this customer account for approximately 39% of sales during the first quarter ended April 30, 2005. We have two other customers whose combined orders with us account for approximately 23% of sales for the period ended April 30, 2005.

(b) The Company has notes payable to non-affiliates totaling $67,482. The notes and respective terms are listed below.

     1. Note payable to ARI in the amount of $1,633. The note consists of accrued interest in the amount of $133 and a prior note amount of $1,500. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $17. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $77.

     2. Note payable to an individual in the amount of $15,949. The note consists of accrued interest in the amount of $1,449 and a prior note amount of $14,500. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $168. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $748.

     3. Note payable to and individual in the amount of $50,000. The note bears interest at 8% starting October 1, 2004 with monthly payments in the amount of $523. The note matures October 1, 2007. Accrued interest through April 30, 2005 totals $2,344.

(c) For the period ended April 30, 2005, the Company has short term loans totaling $40,330. Prior to the end of the first period, the Company had borrowed $5,527 from a non-affiliate. The Company repaid $500 to a non-affiliate.

Note 5: Shareholders' equity

(a) The Company did not issue any share of its common stock during the first quarter period ended April 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

References in this document to "us," "we," "our" or "the Company" refer to PocketSpec Technologies Inc. and its wholly-owned subsidiary.

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

                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


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

Results of Operations

Our main operational focus has been the color-measuring business. Our efforts during this period have been spent on marketing, production, and software product upgrades.

We realized total revenues of $67,857 for the three months period ended April 30, 2005 compared to $67,616 the three months period ended April 30, 2004. Total operating expenses, which consisted of general and administrative expenses, were $78,262 for the three months period ended April 30, 2005 compared to $136,804 for the period ended April 30, 2004. The major components of general and administrative expenses were wages, accounting, rent and other expenses for the three months period ended April 30, 2005 and 2004, respectively.

Our net loss for the three months period ended April 30, 2005 and 2004 was $40,553 and $129,694, respectively. We had a loss on a fully diluted basis, of $.001 per share and $.004 per share for the three months period ended April 30, 2005 and 2004, respectively.

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

                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


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

In analyzing our sales to date, we estimate that approximately 75% of our product sales have been the ColorQA(TM) through April 30, 2005. We anticipate that sales of our ColorQA(TM) devices could increase significantly by our fiscal year end, although there can be no guarantee. With our continued aggressive marketing campaign and alliances created within the paint, plastics, and tanning industries, we believe that overall total sales could increase significantly, although there can be no guarantee. We have sold our color measuring products in other countries such as the United Kingdom, Australia, China, Denmark, England, Spain, Israel, Poland, and Mexico, to name a few. At the present time, we believe that no product exists with the accuracy, dependability, and price range that competes directly with our product.

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

Our focus remains upon the development of our own product applications, rather than pursuing other technology acquisitions.

Liquidity and Capital Resources

Our net cash was $1,559 as of April 30, 2005, compared to $1,600 as of April 30, 2005.

Net cash used by investing activities totaled $-0- for the three months period ended April 30, 2005 compared to $3,500 for the period ended April 30, 2004. Net cash received from financing activities for the period ended April 30, 2005 and 2004 was $5,027 and $85,010, respectively. We received $5,527 from financing from a non-affiliate for the three months period ended April 30, 2005. Cash provided from non-affiliates totaled $118,024 for the period ended April 30, 2004. Cash provided from financing activities came from loans from unrelated parties and other sources. Cash repaid totaled $500 and $33,014 for the three months period ended April 30, 2005 and 2004, respectively.

                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


We have accounts receivable for the three months period ended April 30, 2005 totaling $29,348 and prepaid expenses of $9,037 for the same period. Prepaid expenses consist of points paid on loans and deposits on inventory purchases. We have deferred payroll totaling $109,188, which is anticipated to be partially paid during the fiscal year ending January 31, 2006.

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

SUBSEQUENT EVENT

On May 20, 2005, we completed a reverse acquisition transaction. We acquired Sierra Norte, LLC, a New Mexico limited liability company, which thereby became a wholly-owned subsidiary of ours. Sierra Norte, LLC is a land development company in the Albuquerque, New Mexico area.

     As a result of the acquisition, Sierra Norte, LLC will continue as a wholly-owned subsidiary of ours and the former security holders of Sierra Norte, LLC have acquired a majority of our outstanding shares of common stock, par value $.001 per share. The reverse acquisition was consummated under Colorado law and pursuant to an Agreement and Plan of Reorganization, dated as of May 20, 2005 (the Acquisition Agreement).

     We intend to reincorporate the company to Nevada from Colorado and change the name of the public company to a name more in line with our current operations , upon stockholder approval. In connection with the name change, we will seek a new trading symbol.

THE ACQUISITION

     Pursuant to the Acquisition Agreement, at closing, stockholders of Sierra Norte, LLC received 100,000,000 shares of our common stock for a 100% interest in Sierra Norte, LLC. The consideration issued in the Acquisition was determined as a result of arm's-length negotiations between the parties.

                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


     Immediately following the closing, we sold to a group of investors our wholly-owned subsidiary, Color-Spec Technologies, Inc, in exchange for an indemnification of us from liabilities by these investors. The investors assumed historical Color-Spec operations and its historical liabilities of those operations.

     Giving effect to the issuance of these new shares, there were a total of 137,265,372 shares of our common stock issued and outstanding after the Acquisition.

MANAGEMENT

     Pursuant to the Acquisition Agreement, at the closing of the Acquisition, our board of directors was decreased by the resignations of Philip Robertson and Gregg Wagner from our board and increased by the appointment of Fred Montano, to serve until the next annual meeting of stockholders. As a result, we have three directors: Mr. Montano, Ms. Brophy, and Ms. Kettl. Upon compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 under that act, pursuant to the Acquisition Agreement, the board of directors will be increased to five members, and Jerry Apadoca, Sebastian Ramirez, Matthew Milonas, and Troy Duran are planned to be appointed to serve as our directors until the next annual meeting of stockholders. In connection with the appointment of these four directors, Janet Brophy and Cynthia Kettl, the sole remaining members of our board of directors before the Acquisition, will resign as directors.

     In addition, at the closing of the Acquisition, Ms. Janet Brophy resigned as President and Chief Executive Officer and Ms. Kettl resigned as Treasurer, although she remains as Chief Financial Officer.

     The board of directors appointed Mr. Fred Montano as Chairman and Chief Executive and Operating Officer, President and Treasurer, and Ms. Karen Duran, Secretary.

ACCOUNTING TREATMENT

     The Acquisition is being accounted for as a reverse Acquisition, since the members of Sierra Norte own a majority of the outstanding shares of common stock of us immediately following the Acquisition. Sierra Norte is deemed to be the acquiror in the reverse Acquisition and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Sierra Norte and will be recorded at the historical cost basis of Sierra Norte. We intend to carry on Sierra Norte's business as a wholly-owned subsidiary.

CORPORATE OFFICE

     We have relocated our executive offices to those of 5111 Juan Tabo Boulevard, NE, Albuquerque, New Mexico 87111. Our new telephone number is (866) 302-2248.


ITEM 3. CONTROLS AND PROCEDURES.

                          POCKETSPEC TECHNOLOGIES INC.
              Notes to Condensed, Consolidated Financial Statements


Janet Brophy, who served as the Company's president and chief executive officer during the reporting period, and Cynthia Kettl, who served as chief financial officer during the reporting period, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms. Subsequent to the end of the reporting period, Fred Montano became the Company's President and chief executive officer and did not actively participate in the Company during the reporting period. However, he evaluated the effectiveness of the Company's disclosure controls and procedures as of the evaluation date and concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

(a) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the three months period ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K

31.1     Certification of CEO pursuant to Sec. 302
31.2     Certification of CFO pursuant to Sec. 302
32.1     Certification of CEO pursuant to Sec. 906
32.2     Certification of CFO pursuant to Sec. 906

REPORTS ON FORM 8-K.

Form 8-K Filed April 28, 2005      Change in Registrant's Certifying Accountant.


The following financial information is filed as part of this report:


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PocketSpec Technologies Inc.


CHIEF EXECUTIVE OFFICER


Dated: JUNE 13, 2005                                By:  /s/ FRED MONTANO
       --------------                                    --------------------
                                                         FRED MONTANO
                                                         President


CHIEF FINANCIAL OFFICER


Dated: JUNE 13, 2005                                By:  /s/ CYNTHIA KETTL
       --------------                                    ----------------------
                                                         CYNTHIA KETTL
                                                         Chief Financial Officer