Form 10QSB
period 2005-06-30
Falcon Ridge Development Inc.
filed 2005-08-24
CIK 1065659

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2005
                                                 -------------

                        Commission File Number 000-28789
                                               ---------


                          Falcon Ridge Development Inc.
                           (formerly known as PocketSpec Technologies Inc.)
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Nevada                                   84-1461919
  ------------------------------                 -------------------
  (State or  other  jurisdiction                    (IRS Employer
  of incorporation)                             Identification No.)




   5111 Juan Tabo Boulevard N.E. Albuquerque, New Mexico        87111
   -----------------------------------------------------      ---------
         (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number: (866) 302-2248
                                      -------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)                        Yes [ ] No [X]

     As of July 31, 2005, registrant had outstanding 752,507,441 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on July 31, 2005) was approximately $740,000.


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................... F-1

Item 2.  Management's Discussion and Analysis and Plan of Operation.........   6

Item 3.  Controls and Procedures...........................................    9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................    9

Item 2.  Changes in Securities.............................................    9

Item 3.  Defaults Upon Senior Securities...................................    9

Item 4.  Submission of Matters to a Vote of Security Holders...............    9

Item 5.  Other Information.................................................   10

Item 6.  Exhibits and Reports on Form 8-K..................................   10

         Signatures........................................................   11

PART I.  FINANCIAL INFORMATION

     All references to "us", "we", or "the Company" refer to Falcon Ridge Development Inc., and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS


                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                          Index to Financial Statements
                                   (Unaudited)

                                                                            Page
                                                                           -----

Balance Sheet at June 30, 2005 ..........................................   F-1

Statements of Operations, for the three months and six months
     ended June 30, 2005 and 2004 .......................................   F-2

Statements of Shareholders Deficit for the period
     from January 1, 2005 through June 30, 2005 .........................   F-3

Statements of Cash Flows, for the six months ended June 30, 2005 and 2004   F-4

Notes to Financial Statements ...........................................   F-5

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                                  Balance Sheet
                                  June 30, 2005
                                   (Unaudited)


 Assets
Current Assets:
    Cash and cash equivalents ....................................  $   140,618
    Land and development costs (Note 4) ..........................    1,161,134
                                                                    -----------

                   Total current assets ..........................    1,301,752

Equipment, net of accumulated depreciation .......................        7,577
                                                                    -----------

                   Total assets ..................................  $ 1,309,329
                                                                    ===========

                             Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .....................  $   279,619
    Indebtedness to related party ................................      379,305
    Deferred revenue .............................................      177,714
    Notes payable ................................................      552,554
                                                                    -----------

                   Total liabilities .............................    1,389,192
                                                                    -----------

Shareholders' deficit:
    Common stock, $0.001 par value, 900,000,000 shares
       authorized, 137,265,372 shares issued and
       outstanding ...............................................      137,265
    Additional paid-in capital ...................................      210,644
    Retained deficit .............................................     (427,772)
                                                                    -----------

                   Total shareholders' deficit ...................      (79,863)
                                                                    -----------

                   Total liabilities and shareholders' deficit ...  $ 1,309,329
                                                                    ===========


                 See accompanying notes to financial statements


                         FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                            Statements of Operations
                                  (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                ------------------------------    ------------------------------
                                                    2005             2004             2005             2004
                                                -------------    -------------    -------------    -------------
Real estate sales:
    Net sales ...............................   $   2, 808,159    $     711,680    $   5,824,945    $   1,332,311
    Costs of sales ..........................      (2,390,709)        (785,587)      (5,261,696)      (1,432,180)
                                                -------------    -------------    -------------    -------------

               Gross profit (loss) ..........         417,450          (73,907)         563,249          (99,869)

Selling, general and administrative expenses           24,646           15,441           41,490           19,897
                                                -------------    -------------    -------------    -------------

               Operating income (loss) ......         392,804          (89,348)         521,759         (119,766)
                                                -------------    -------------    -------------    -------------

               Net income (loss) ............         392,804          (89,348)         521,759         (119,766)
                                                -------------    -------------    -------------    -------------

Pro forma adjustments:
    Members' distributions ..................         (15,000)        (157,909)         (30,000)        (315,817)
    Income taxes ............................            --               --            (96,918)            --
                                                -------------    -------------    -------------    -------------
               Pro forma net income (loss) ..   $     377,804    $    (247,257)   $     394,841    $    (435,583)
                                                =============    =============    =============    =============

Net income (loss) per share .................   $        0.00    $       (0.00)   $        0.00    $       (0.00)
                                                =============    =============    =============    =============
Pro forma net income (loss) per share .......   $        0.00    $       (0.00)   $        0.00    $       (0.00)
                                                =============    =============    =============    =============

Weighted average number of shares outstanding     118,632,686      100,000,000      110,647,249      100,000,000
                                                =============    =============    =============    =============


                 See accompanying notes to financial statements

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                  Statement of Changes in Shareholders' Deficit
                                   (Unaudited)



                                                 Common Stock          Additional
                                           -------------------------   paid-in        Retained
                                             Shares      Par value       capital      deficit         Total
                                           -----------   -----------   -----------   -----------    -----------
Balance at
    January 1, 2005 ....................   100,000,000   $   100,000   $   210,644   $  (882,289)   $  (571,645)

Dividend distribution ..................          --            --            --         (30,000)       (30,000)
Merger with PocketSpec
    Technologies, Inc (Note 1) .........    37,265,372        37,265          --         (37,242)            23
Net income .............................          --            --            --         521,759        521,759
                                           -----------   -----------   -----------   -----------    -----------

Balance at
    June 30, 2005 ......................   137,265,372   $   137,265   $   210,644   $  (427,772)   $   (79,863)
                                           ===========   ===========   ===========   ===========    ===========

                 See accompanying notes to financial statements

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                 -------------------------
                                                                                   2005            2004
                                                                                -----------    -----------
Cash flows from operating activities:
    Net income (loss) .......................................................   $   521,759    $  (119,766)
    Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
        Changes in operating assets and liabilities,
          excluding effects of business combinations:
            Land development costs ..........................................     3,523,422        352,188
            Other receivables ...............................................          --          (10,201)
            Other current assets ............................................        45,461         94,712
            Acquisition and development notes ...............................    (3,868,625)      (331,916)
            Accounts payable ................................................      (344,920)        59,365
            Builders deposit ................................................      (138,000)       (11,000)
                                                                                -----------    -----------
                Net cash (used in) provided by
                  operating activities ......................................      (260,903)        33,382
                                                                                -----------    -----------

Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements .....................        (7,577)          --
                                                                                -----------    -----------
                Net cash used in
                  investing activities ......................................        (7,577)          --
                                                                                -----------    -----------

Cash flows from financing activities:
    Proceeds from related party loan ........................................       266,000        170,000
    Proceeds from acquisition and development notes payable .................       430,822      1,040,348
    Repayments of related party loan ........................................          --         (170,000)
    Repayments of acquistion and development notes payable ..................      (416,558)    (1,040,348)
    Distributions paid ......................................................       (30,000)          --
                                                                                -----------    -----------
                Net cash provided by
                  financing activities ......................................       250,264           --
                                                                                -----------    -----------

                Net change in cash and
                  cash equivalents ..........................................       (18,216)        33,382

Cash and cash equivalents:
    Beginning of period .....................................................       158,834         27,589
                                                                                -----------    -----------

    End of period ...........................................................   $   140,618    $    60,971
                                                                                ===========    ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Income taxes ..........................................................   $      --      $      --
                                                                                ===========    ===========
      Interest ..............................................................   $    76,256    $    43,246
                                                                                ===========    ===========


                 See accompanying notes to financial statements

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1: Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated January 31, 2005, and should be read in conjunction with the notes thereto.

In management's opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

The financial results during the three and six months ended June 30, 2005 and 2004 presents the result of operations of Falcon Ridge Development Inc. (formerly Sierra Norte, LLC) and does not include the financial results of PocketSpec Technologies, Inc.

Note 2: Related party

During the six months ended June 30, 2005, a principal member advanced the Company $266,000 for working capital purposes. At June 30, 2005, the balance of $266,000 remained outstanding and included as indebtedness to related party in the accompanying financial statements.

During the six months ended June 30, 2005, a family member of an affiliate of the Company purchased a property lot from the Company valued at approximately $5,000. This person also paid associated fees of approximately $3,000.

The Company conducts its operations, along with other affiliated entities, in a building owned by two of the Company's officers/shareholders, whereby it uses the office facility and labor. On January 1, 2005, the Board of Directors of the Company increased the estimated value of the use of its office facility and labor to $275,000 per year, due to increase in rent and labor. At June 30, 2005, the Company recorded $111,969 as development costs.

Note 3: Pro Forma Provision for Salary Distributions and Income Taxes

The accompanying statements of operations include pro forma adjustments to reflect as salaries distributions to officers/shareholders that were made while the Company operated as an LLC, and to reflect an estimated provision for income taxes. Prior to the reverse acquisition, the Company was organized as a limited liability company and, consequently, was not subject to income tax. The effective income tax rate used on the pro forma adjustments is that estimated had the Company been a C corporation.

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 4: Land Development Costs

Land and development costs, consist of the following:


                                                       June 30,
                                                         2005
                                                      ----------
      Land acquisition costs ......................   $  382,001
      Land development costs ......................      715,579
      Capitalized interest ........................       63,554
                                                      ----------
                                                      $1,161,134
                                                      ==========


Note 5: Reverse Merger and Sale of Subsidiary

On May 20, 2005, Sierra Norte LLC exchanged certificates representing 100 percent of its equity securities for 100,000,000 shares of the common stock of PTI. The acquisition has been treated as a recapitalization of Sierra Norte LLC, a New Mexico limited liability company, with PTI the surviving legal entity. Since PTI had, after the sale of its color comparison devices business, minimal assets, (consisting of cash) and no operations, the recapitalization has been accounted for as the sale of 37,265,372 shares of common stock for the net assets of PTI. Costs of the transaction have been charged to the period. After the closing of the acquisition, there were 137,265,372 shares of common stock of the Company issued and outstanding.

Sierra Norte LLC is deemed to be the acquirer in the reverse merger and, consequently, the assets and liabilities and historical operations that are reflected in the accompanying financial statements are those of Sierra Norte LLC and are recorded at the historical cost basis of Sierra Norte LLC.

Immediately following the closing, PTI sold to a group of its shareholders PTI's color comparison devices business in exchange for an indemnification from liabilities by these investors. These shareholders assumed the color comparison devices business including its liabilities. The sale was consummated between related parties. Accordingly, the sale was booked as a capital transaction and no gain or loss on the transaction was recorded.

Note 6: Subsequent Events

Name Change and Re-incorporation

In July 2005, PTI changed its name to Falcon Ridge Development Inc. and merged into Falcon Ridge Development Inc., a Nevada corporation.

Acquisition of Spanish Trails, LLC

On July 6, 2005, the Company entered into an exchange of securities whereby it acquired 100% of the ownership of Spanish Trails, LLC ("STLLC"), a New Mexico limited liability company, in exchange for the issuance of a total of 614,882,069 common shares. As a result, 752,507,441 shares of common stock were issued and outstanding after the exchange. STLLC is a newly formed New Mexico limited liability company incorporated to develop approximately 2,300 acres in southern New Mexico into a residential and golf community.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

Overview and History

     We are a Nevada corporation with two subsidiaries. We are in the real estate industry and acquire tracts of raw land develop them into residential lots for sale to homebuilders. We plan to expand our operations into the homebuilding business. We are located in the Albuquerque, New Mexico area. Formerly we were a technology company which was in the business of developing and marketing color comparison devices. Prior that time, we were in the real estate development business. Originally we were in the retail arts and crafts industry.

     On May 20, 2005, we completed a reverse acquisition transaction. We acquired Sierra Norte, LLC, a New Mexico limited liability company, which thereby became a wholly-owned subsidiary of ours. Sierra Norte, LLC is a land development company in the Albuquerque, New Mexico area. In addition, we have a wholly-owned subsidiary known as Spanish Trails, LLC., a New Mexico limited liability company.

     As a result of the acquisition, Sierra Norte, LLC continues as a wholly-owned subsidiary of ours and the former security holders of Sierra Norte, LLC acquired a majority of our outstanding shares of common stock, par value $.001 per share. For accounting purposes, Sierra Norte, LLC has been deemed to be the acquirer in the acquisition and, consequently, the assets, liabilities and historical operations that are reflected in the financial statements are those of Sierra Norte, LLC, which are recorded at the historical cost basis of Sierra Norte, LLC. The reverse acquisition was consummated under Colorado law and pursuant to an Agreement and Plan of Reorganization, dated as of May 20, 2005.

     We reincorporated the company to Nevada from Colorado and changed the name of the public company to Falcon Ridge Development Inc., after stockholder approval on July 6, 2005. In connection with the name change, we acquired a new trading symbol, FLRD.OB.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

     We had revenues for the six months ended June 30, 2005 of $5,824,945, compared to revenues of $1,332,311 for the six months ended June 30, 2004. We had revenues for the year ended December 31, 2004 of $2,720,867, compared to revenues of $931,634 for the year ended December 31, 2003. The revenues represent lot closings by Sierra Norte. In 2004, we were finishing phase one and were about midway through phase two and only receiving revenue from phase one lot closings. In 2005, we had sold out phase one and began receiving revenue from phase two. Lot closing are tied to construction and completion or partial completion of the community and closing take place after completion.

     Our costs of sales for the six months ended June 30, 2005 of $5,261,696, compared to costs of sales of $1,432,180 for the six months ended June 30, 2004. We had costs of sales for the year ended December 31, 2004 of $2,793,739, compared to costs of sales of $1,031,403 for the year ended December 31, 2003.

     Our selling, general and administrative expenses for the six months ended June 30, 2005 of $41,490, compared to selling, general and administrative expenses of $19,897 for the six months ended June 30, 2004. We had selling, general and administrative expenses for the year ended December 31, 2004 of $44,263, compared to selling, general and administrative expenses of $33,948 for the year ended December 31, 2003. The major components of selling, general and administrative expenses are salaries, payroll taxes and professional fees. We have significantly expanded our operations as a public company in 2005. This is reflected in the increased overhead.

     We had net income of $394,841, or $0.00 per share, six months ended June 30, 2005 compared to a net loss of $435,583, or $0.00 per share, for the six months ended June 30, 2004. Our loss for the year ended December 31, 2004 was $748,769, or ($0.01) per share, compared to a net loss of $133,520, or $0.00 per share, for the year ended December 31, 2003. The principal difference between our gain compared to losses were distributions to our limited liability company members.

     Our principal source of revenue is the sales of lots in our real estate project, Sierra Norte, LLC. In addition, we control approximately 2,300 acres in a limited liability company known as Spanish Trails, LLC., which we plan to develop. In this development, we plan to be a homebuilder as well as a land developer. We have several potential projects which are in preliminary stages of development and planning. We have an ongoing search for additional projects.

Liquidity and Capital Resources

     Cash at June 30, 2005 was $140,618, compared to cash at June 30, 2004 of $60,971. Cash at December 31, 2004 was $158,834, compared to cash at December 31, 2003 of $27,589.

     Our net cash used in operating activities was $260,903 for the six months ended June 30, 2005, compared to net cash provided by operating activities of $33,382 for the six months ended June 30, 2004. Our net cash provided by operating activities was $762,879 for the year ended December 31, 2004, compared to net cash used in operating activities of $283,055 for the year ended December 31, 2003. The difference in all relevant periods was our real estate development costs.

     Our net cash provided by financing activities was $250,264 for the six months ended June 30, 2005, compared to $-0- for the six months ended June
30, 2004. Our net cash used in financing activities was $631,634 for the year ended December 31, 2004, compared to net cash provided by financing activities of $310,644 for the year ended December 31, 2003. The cash used for investing activities was related to progress payments on our projects and payments to our lenders.

     We have recently become profitable. Most of the costs of a development are made in the initial phases of the project. We are in the latter stages of the Sierra Norte project and expect it to be profitable. As we begin our next project, we anticipate substantial initial development costs. Our profitability depends upon our ability to develop, manage and sell real estate projects on a timely basis and to control our costs. We expect that we will develop a more consistent pipeline of activity as we mature and, thereby, a more consistent source of revenues and profit. If we succeed in this effort and generate sufficient revenues, we will remain profitable. We cannot guarantee that we will continue to be profitable.

     We do not intend to pay dividends in the foreseeable future.

Recently Issued Accounting Pronouncements

     We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

     We do not expect our revenues to be impacted by seasonal demands for our products or services.

Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

     We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual Shareholders Meeting on July 6, 2005. A total of 100,200,000 shares out of 137,265,372 shares were present in person or by proxy. Our shareholders voted to amend our Articles of Incorporation to change our name to Falcon Ridge Development Inc., to change our domicile to the State of Nevada, to merge with Falcon Ridge Development Inc., a Nevada company, and to ratify and approve the appointment of Cordovano and Honeck, LLP as our independent registered public accounting firm for the fiscal year end. A total of 100,200,000 shares voted in favor of the measure, with -0- negative votes, and -0- abstentions.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------
We filed the following reports on Form 8-K during the fiscal quarter: April 28, 2005, relating to a change of accountants; May 20, 2005, an amended Form 8K relating to the change of accountants; May 24, 2005, relating to our acquisition of Sierra Norte, LLC; and June 14, 2005, relating to the appointment of officers and directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Falcon Ridge Development Inc.


Dated: August 24, 2005             By: /s/  Fred M. Montano
      ------------------                   ---------------------------
                                            Fred M. Montano
                                            President, Chief Executive Officer,
                                            and Director


Dated: August 24, 2005             By:  /s/  Karen Duran
       -----------------                    ---------------------------
                                             Karen Duran
                                             Vice President,
                                             Treasurer, Chief Financial Officer