Form 10QSB
period 2005-09-30
Falcon Ridge Development Inc.
filed 2005-12-22
CIK 1065659

United States
                       Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2005
                                               ------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 752,137,441 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements.                                          F-1

    Item 2.  Management's Discussion and Analysis or Plan of Operation.     9

    Item 3.  Controls and Procedures.                                       14

    PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings.                                             15

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    15

    Item 3.  Defaults Upon Senior Securities.                               15

    Item 4.  Submission of Matters to a Vote of Security Holders.           15

    Item 5.  Other Information.                                             15

    Item 6.  Exhibits and Reports on Form 8-K.                              16

    Signatures.                                                             19

                         FALCON RIDGE DEVELOPMENT, INC,
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                          Index to Financial Statements
                                   (Unaudited)
                                                                         Page
                                                                         ----


Balance Sheet at September 30, 2005 ..................................   F-1

Statements of Operations, for the three and nine months
     ended September 30, 2005 and 2004 ...............................   F-2

Statements of Shareholders' Equity for the for the
     period from January 1, 2005 through September 30, 2005 ..........   F-3

Statements of Cash Flows, for the nine months ended September
     30, 2005 and 2004 ...............................................   F-4

Notes to Financial Statements ........................................   F-5

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                                  Balance Sheet
                               September 30, 2005
                                   (Unaudited)

 Assets
Current Assets:


    Cash and cash equivalents ....................................  $   323,505
    Land and development costs (Note 4) ..........................    1,440,052
                                                                    ------------
                   Total current assets ..........................    1,763,557
Equipment, net of accumulated depreciation .......................        7,577
Other assets .....................................................       20,000
                                                                    -----------
                   Total assets ..................................  $ 1,791,134
                                                                    ===========

                             Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities .....................  $   168,385
    Indebtedness to related party ................................      366,522
    Deferred revenue .............................................      196,500
    Notes payable, current portion ...............................      100,387
    Retainage payable ............................................      206,962
                                                                    -----------

                   Total Current Liabilities .....................    1,038,756

Long Term Liabilities:
    Notes payable, net of current portion ........................      370,311
                                                                    -----------

                   Total liabilities .............................    1,409,067
                                                                    -----------

Shareholders' equity:
    Preferred stock, no par value, 400,000 shares
       authorized, 160,000 shares issued and
       outstanding ...............................................      400,000
    Common stock, $0.001 par value, 900,000,000 shares
       authorized, 752,147,441 shares issued and
       outstanding ...............................................      752,147
    Additional paid-in capital ...................................       38,418
    Accumulated equity ..........................................     (808,498)

                   Total shareholders' equity ...................      382,067
                                                                    -----------

                   Total liabilities and shareholders' equity ...   $ 1,791,134
                                                                    ===========

                 See accompanying notes to financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                ------------------------------    ------------------------------
                                                    2005              2004            2005             2004
                                                -------------    -------------    -------------    -------------
Real estate sales:
    Net sales ...............................   $     988,199    $     680,217    $   6,813,144    $   2,040,650
    Costs of sales ..........................      (1,027,978)        (698,435)      (6,289,947)      (2,095,304)
                                                -------------    -------------    -------------    -------------

               Gross profit (loss) ..........         (39,779)         (18,218)         523,197          (54,654)

General and administrative expenses
    paid to related party ...................          15,000              --            15,000             --

Selling, general and administrative expenses          175,676           11,066          367,165           33,197
                                                -------------    -------------    -------------    -------------

               Operating income (loss) ......        (230,455)         (29,284)         141,032          (87,851)
                                                -------------    -------------    -------------    -------------

               Net income (loss) ............        (230,455)         (29,284)         141,032          (87,851)
                                                -------------    -------------    -------------    -------------
Pro forma adjustments:
    Members' distributions ..................            --             30,000             --                --
                                                -------------    -------------    -------------    -------------
               Net income (loss) ............   $    (230,455)   $     (59,284)   $     111,032    $     (87,851)
                                                =============    =============    =============    =============

Net income (loss) per share .................   $       (0.00)   $       (0.00)   $        0.00    $       (0.00)
                                                =============    =============    =============    =============
Pro forma net income (loss) per share .......   $       (0.00)   $       (0.00)   $        0.00    $       (0.00)
                                                =============    =============    =============    =============

Weighted average number of shares outstanding     752,147,441      100,000,000      194,406,067      100,000,000
                                                =============    =============    =============    =============

                 See accompanying notes to financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                           Preferred Stock         Common Stock             Additional
                                       ---------------------   --------------------------    paid-in       Accumulated
                                       Shares      Par value    Shares        Par value     capital          deficit      Total
                                       ---------   ---------   ------------   ----------   ------------    ---------    ---------
Balance at
   January 1, 2005 ...................      --          --       100,000,000      100,000        210,644     (882,289)    (571,645)

Dividend distribution ................      --          --              --           --             --        (30,000)     (30,000)
Merger with PocketSpec
   Technologies, Inc (Note 1) ........      --          --        37,265,372       37,265           --        (37,241)          24
Stock issuance for
   Spanish Trails, LLC (Note 2) ......      --          --       614,882,069      614,882       (172,226)        --        442,656
Stock issuance for Cash ..............   160,000   $ 400,000            --           --             --           --      $ 400,000
Net income ...........................      --          --              --           --             --        141,032        --
                                       ---------   ---------    ------------   ----------   ------------    ---------    ---------

Balance at
   September 30, 2005 ................   160,000   $ 400,000     752,147,441   $  752,147   $     38,418    $(808,498)   $ 382,067
                                       =========   =========    ============   ==========   ============    =========    =========



                 See accompanying notes to financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                         Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                         2005          2004
                                                                     -----------    -----------
                     Net cash used in
                         operating activities ....................   $  (644,574)   $   392,855
                                                                     -----------    -----------

Cash flows from investing activities:

    Acquisition of equipment and leasehold improvements ..........        (7,577)          --
                                                                     -----------    -----------

                     Net cash used in
                         investing activities ....................        (7,577)          --
                                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from related party loan .............................       456,687        170,000
    Proceeds from the sale of Preferred Stock ....................       400,000           --
    Proceeds from lines of credit, notes payable
       and long-term debt ........................................       604,171      1,040,348
    Repayments of related party indebtedness .....................      (117,000)      (170,000)
    Repayments of notes payable ..................................      (497,036)    (1,040,348)
    Dividend paid ................................................       (30,000)      (332,000)
                                                                     -----------    -----------
                     Net cash provided by
                         financing activities ...................       816,822       (332,000)
                                                                     -----------    -----------

                     Net change in cash and
                         cash equivalents ........................       164,671         60,855

Cash and cash equivalents:
    Beginning of period ..........................................       158,834         27,589
                                                                     -----------    -----------

    End of period ................................................   $   323,505    $    88,444
                                                                     ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes ..............................................   $      --      $      --
                                                                     ===========    ===========
       Interest ..................................................   $   118,788    $    43,246
                                                                     ===========    ===========

                 See accompanying notes to financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 8-K with financial statements dated August 24, 2005, and should be read in conjunction with the notes thereto.

In management's opinion, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

The financial results during the three and nine months ended September 30, 2005 and 2004 presents the result of operations of Falcon Ridge Development, Inc. (formerly Sierra Norte, LLC) and does not include the financial results of PocketSpec Technologies, Inc.

Note 2:  Related Party Transactions

During the nine months ended September 30, 2005, an officer of the Company advanced the Company $431,165 for working capital purposes and the Company repaid $ 117,000. At September 30, 2005, the balance of $366,522 remained outstanding and is included as indebtedness to related party in the accompanying financial statements.

During the nine months ended September 30, 2005, a family member of an affiliate of the Company purchased a property lot from the Company valued at approximately $5,000. This person also paid associated fees of approximately $3,000.

The Company conducts its operations, along with other affiliated entities, in a building owned by two of the Company's officers/shareholders, whereby it uses the office facility and shared employees. On January 1, 2005, the estimated cost of the use of the Company's office facility was $60,000 per year and its estimated cost of shared employees was $215,000 per year.

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                                                      September
                                                                      30, 2005
                                                                     -----------
                                                                     (unaudited)

Notes payable to related party, interest at 8.50%, payable in annual installments of $17,000, with payment due June 01, 2006

     Total financing under agreement is $200,000..................   $   191,000

Notes payable to related party, interest at 8.50%,
      payable with payment due May 25, 2006,
      Total financing under the agreement is
      $150,000.................................................          150,000


Related party advance......................................               25,522
                                                                     -----------
                                                                     $   366,522
                                                                     ===========

During the nine months ended September, 2005, a shareholder controlled by the Company's executive officers advanced the Company $25,522 for working capital.


Acquisition of Spanish Trails, LLC

On July 6, 2005, the Company entered into an exchange of securities whereby it acquired 100% of the ownership of Spanish Trails, LLC ("STLLC"), a New Mexico limited liability company, in exchange for the issuance of a total of 614,882,069 common shares. As a result, 752,137,441 shares of common stock were issued and outstanding after the exchange. STLLC is a newly formed New Mexico limited liability company incorporated to develop approximately 2,300 acres in central New Mexico into a residential community. The transfer is recorded at the transferor's historical cost as the transaction was between entities under common control. The accompanying financial statements report the financial position at September 30, 2005 and results of operations for the nine months ended September 30, 2005 as if the Company and STLLC had been combined from January 1, 2005 to July 6, 2005 and combined operations from July 6, 2005 through September 30, 2005. Since STLLC was formed in 2005, the financial statements and financial information presented for the nine months ended September 30, 2004 has not been restated. Accordingly, pro forma financial information is not provided.

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

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 4:  Land Development Costs

Land and development costs consist of the following:
                                                         September 30,
                                                             2005
                                                         -------------
         Land acquisition cost .......................   $    607,281
         Land development cost........................        764,023
         Capitalized interest.........................         68,748
                                                         $  1,440,052

Note 5:   Reverse Merger and Sale of Subsidiary

On May 20, 2005, Sierra Norte, LLC exchanged certificates representing 100 percent of its equity securities for 100,000,000 shares of the common stock of PocketSpec Technologies, Inc. ("PTI"). The acquisition has been treated as a recapitalization of Sierra Norte, LLC, a New Mexico limited liability company, with PTI the surviving legal entity. Since PTI had, after the sale of its color comparison devices business, minimal assets, (consisting of cash) and no operations, the recapitalization has been accounted for as the sale of 37,265,372 shares of common stock for the net assets of PTI. Costs of the transaction have been charged to the period. After the closing of the acquisition, there were 137,265,372 shares of common stock of the Company issued and outstanding.

Sierra Norte, LLC is deemed to be the acquirer in the reverse merger and, consequently, the assets and liabilities and historical operations that are reflected in the accompanying financial statements are those of Sierra Norte, LLC and are recorded at the historical cost basis of Sierra Norte, LLC.

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

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 6:   Notes Payable
                                                             September 30,
                                                                  2005
                                                               ---------
Notes payable to seller, interest at 7%, interest
     only payable monthly, with a payment due October 2007.
    Total financing under the agreement is  $871,000           $ 81,645

Notes payable to seller, interest at 6.50%, payable in
     semi-annual installments of $21,862.
     Total financing under the agreement is $415,000            389,053
                                                               ---------
                                                                470,698
Less current portion                                           (100,387)
                                                               ---------
                                                               $370,311
                                                               =========

Aggregate maturities required on long -term debt at September 30, 2005 are as follows:

            Year
            2006                                           $ 100,387
            2007                                              19,975
            2008                                              21,294
            2009                                              22,702
            2010 and thereafter                              306,340
                                                           ---------
                                                             470,698

Note 7: Issuance of Preferred Stock

During August 2005, the Company sold 160,000 shares of its convertible preferred stock for $400,000. The preferred shares are convertible into common stock on the basis of 100 common shares for each preferred share. No dividends have been declared by the Board of Directors.

Note 8:   Subsequent Events

Sale Agreement with Developer

In October, 2005 a contract was executed with a national homebuilder to sell approximately 30 percent of the initial lots in the Spanish Trails project for $ 3,000,000. This amount is receivable in cash on completion of lots and other conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly our Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

Overview and History

     We are a Nevada corporation with two subsidiaries, Sierra Norte, LLC ("Sierra Norte") and Spanish Trails, LLC ("Spanish Trails"). We are in the real estate industry and acquire tracts of raw land and develop them into residential lots for sale to homebuilders. We plan to expand our operations in 2006 into homebuilding on our Spanish Trails lots. Our executive offices are located in the Albuquerque, New Mexico area.

     On May 20, 2005, we completed a reverse acquisition transaction. We acquired Sierra Norte, a New Mexico limited liability company, which thereby became our wholly-owned subsidiary. Sierra Norte is a land development company in the Albuquerque, New Mexico area. Formerly we were a technology company which was in the business of developing and marketing color comparison devices. We acquired Spanish Trails on July 6, 2005 as discussed below.

     As a result of the Sierra Norte acquisition, the former security holders of Sierra Norte acquired a majority of our outstanding shares of common stock. For accounting purposes, Sierra Norte has been deemed to be the acquirer in the acquisition and, consequently, the assets, liabilities and historical operations that are reflected in our financial statements are those of Sierra Norte, which are recorded at the historical cost basis of Sierra Norte. The reverse acquisition was consummated under Colorado law pursuant to an Agreement and Plan of Reorganization dated May 20, 2005.

     On July 6, 2005, we entered into an exchange of securities whereby we acquired 100% of the ownership of Spanish Trails, in exchange for the issuance of a total of 614,882,069 of our common shares. As a result, of the Spanish Trails acquisition, the former security holders of Spanish Trails acquired a majority of our outstanding shares of common stock, but there was not a change of control of us, as the owners of a majority of Spanish Trails were the executive officers of the Company. After the exchange, 752,137,441 shares of common stock were issued and outstanding.

     Also, on July 6, 2005 we reincorporated our company to Nevada from Colorado and changed our name to Falcon Ridge Development Inc., after shareholder approval. In connection with the name change, we changed to a new trading symbol, FLRD.BB.

     Our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed by mid-2006. When our platting plan receives final approval, we will be able to begin construction of the first phase of development of approximately 500 lots for single family homes. Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. As disclosed in our Form 8-K filed on October 25, 2005, we have an executed contract with DR Horton under which it will purchase approximately 150 designated completed lots in Phase II of our Spanish Trails project. When the lot development has been completed and accepted by the Valencia County, New Mexico, engineers and construction of the lots completed, the sale of those lots will be funded and closed. It is also our intention to initiate a home building division with remaining developed Spanish Trails project lots. We expect to have initial models open in the Spring of 2006. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption. Simultaneously, we will be processing other parcels that are currently under purchase contracts in preparation for seeking entitlements and final plat approval from Valencia County authorities.

     Since our master plan for the Spanish Trails project has many facets and the development includes not only residential lots but retail, industrial and recreational areas, our time frames and the order in which we begin various projects is highly dependent upon the market for the area and the need for specific areas to be completed and other uncontrollable items such as financing.

Results of Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
--------------------------------------------------------------------------------

     We achieved revenues for the nine months ended September 30, 2005 of $6,813,144, compared to revenues of $2,040,650 for the nine months ended September 30, 2004 or a 233.9% increase. This increase was primarily attributable to significantly increased lot closings by Sierra Norte. In 2004, we were finishing phase one on the Sierra Norte project and were about midway through phase two and only receiving revenue from phase one on the Sierra Norte project lot closings. In 2005, we had sold out phase one and began receiving revenue from phase two lot sales. Lot closings are tied to construction and completion or partial completion of the lots for the community and closings take place only after completion.

     Our costs of sales for the nine months ended September 30, 2005 were $6,289,947 compared to costs of sales of $2,095,304 for the like period in 2004, or a 200.2% increase. This increase was due to significantly greater lot sales during the 2005 period compared to the 2004 period.

     Our selling, general and administrative expenses for the nine months ended September 30, 2005 increased significantly to $387,165, compared to selling, general and administrative expenses of $33,197 for the nine months ended September 30, 2004. The major components of these expenses are salaries, payroll taxes and professional fees. We have significantly expanded our operations as a public company in 2005. This is reflected in the increased overhead. We expect that our costs of being a public company will lead to increased general and administrative expenses. However, we do not expect to incur acquisition costs of the magnitude of the Sierra Norte acquisition ($150,000) in the future.

     Due primarily to increased lot sales volume, partially offset by increased general and administrative expenses as a result of being a public company, we achieved net income of $141,032, or $0.00 per share, for the nine months ended September 30, 2005 compared to a net loss of $87,891, or $0.00 per share, for the nine months ended September 30, 2004.

     Our principal source of revenue at this time is the sales of lots in our Sierra Norte project. In addition, we control approximately 2,300 acres in the Spanish Trails project, which are being developed as discussed above. In this development, we plan to be a homebuilder as well as a land developer. We may in the future acquire other real estate development projects which are owned primarily by our executive officers but no such arrangements or understandings have been reached at this time. We also search on an ongoing basis for additional real estate development projects.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
--------------------------------------------------------------------------------

     We achieved revenues for the three months ended September 30, 2005 of $988,199 compared to revenues of $680,217 for the same period in 2004, or a 45.3% increase. The increase was primarily attributable to increased lot closings by our subsidiary Sierra Norte. However, cost of sales increased from $698,435 for the three months ended September 30, 2004 to $1,027,978 for the same period in 2005 or a 48.1% increase. Costs of sales increased proportionately more than revenues due to a more difficult to improve project site that required more dirt work due to terrain more extensive walls, both retaining and garden walls, as well as more expensive infrastructure costs as a result necessitating more drainage system requirements. Greater expense was also incurred by the need to remain in compliance with EPA enforcement of the Storm Water Stormwater Prevention Plan which is site specific. Inspections and enforcement has increased substantially in New Mexico recently. As a result it has been necessary to retain more subcontractors to assure compliance and timely response to inquiries from EPA as well as weekly inspections of job sites. Also, due to the terrain of the site, stabilizing soil on hills and ground cover added expense as did the necessity to remove clay from the site and replace it with compacted dirt to make the site buildable. Our general and administrative costs increased by nearly 1,700%. A significant part of the increase was due to increased accounting and legal fees of being a public, SEC reporting company and increased staff needed for greater operating activity.

Liquidity and Capital Resources

     At September 30, 2005 our cash position was $323,505, and we had working capital at that date of about $382,000.

     Our net cash used in operating activities was $644,574 for the nine months ended September 30, 2005, compared to net cash provided by operating activities of $392,855 for the nine months ended September 30, 2004.

     Our net cash provided by financing activities was $1,216,822 for the nine months ended September 30, 2005, compared to $332,000 of net cash used by financing activities for the nine months ended September 30, 2004.

     From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the nine months ended September 30, 2005 our chief financial officer has loaned us funds ($416,000) for us to meet our obligations and to continue working on platting and preparing lots for home building. We cannot assure that such funding will be available in the future. In August 2005 we raised $400,000 from the sale of convertible preferred stock, which has helped us with our working capital needs and allowed us to continue to use capital in seeking to develop our Spanish Trails project.

     The timing of the completion of the platting of our Spanish Trails project is not certain, so we cannot assure that our cash flow from lot sales, particularly relating to the DR Horton proposed purchase and other lots closings relating to Sierra Norte will occur in the near future. Thus, we may be faced with a working capital shortage. In such event we may be required to seek financing which may not be available or, if available, it could be on terms which are cost prohibitive to us.

     In addition, we expect to begin building homes on our Spanish Trails project in early 2006. This initiative will require working capital which we cannot assure will be available. We have begun negotiating with banks to seek debt financing for this endeavor.

     Most of our costs are incurred in the initial phases of our real estate projects. We are in the latter stages of the Sierra Norte project and expect it to be profitable. In the September 30, 2005 quarter we incurred significant development costs on our Spanish Trails project. Our profitability depends upon our ability to develop, manage and sell real estate projects on a timely basis and to control our costs. We expect that we will develop a more consistent pipeline of activity as we mature and, thereby, a more consistent source of revenues and profit. If we succeed in this effort and generate sufficient revenues, we will expect to be profitable. However, we cannot assure that we will be profitable.

     We do not intend to pay dividends for the foreseeable future. We do not expect our revenues to be impacted by seasonal demands.

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

     We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could impact on our future financial conditions or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, our chief executive officer and our chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are not effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Since our Company has been acquired as a result of the Sierra Norte acquisition discussed above, and a new board and management has been installed, we have not been able to timely file our Form 10-QSBs and we missed deadlines for filing some Form 8-Ks due to non recognition of the events requiring the Form 8-Ks. Specifically, an advance made to Sierra Norte by our chief financial officer was not recorded on the books of the Company and three other lending arrangements to us by related parties were not reported in a timely manner on Form 8-K. Also, we recently determined, in consultation with our independent accountant, that historical financial statements and pro forma financial statements will be required for our Spanish Trails acquisition which we completed in July 2005. We have begun the preparation of such financial statements and pro forma financial information and expect to file the required information as soon as practicable. As discussed in Item 5 herein, "Other Information," as a result of the failure to record the advance of $150,000 to one of our subsidiaries prior to the time such subsidiary was acquired by us, the Form 10-QSB for the quarter ended June 30, 2005 contained an error by understating liabilities of $150,000 and did not include expenses of $150,000. The Form 10-QSB for the quarter ended June 30, 2005 is being amended to reflect these adjustments on or about the time of the filing of this Form 10-QSB, and the information in the Form 8-Ks that were delinquent on or about the time of this filing has been or is being filed as well. Management is in the process of analyzing and adopting new policies and procedures to remedy the design and operations of our disclosure controls, including review and education concerning Form 8-K requirements, and we recently hired an internal accountant that has prior experience in SEC filings and preparing financial statements. We acknowledge that a change with respect to financial controls has been made to alert us with respect to funding provided by related parties and that the changes in disclosure controls, particularly recognizing Form 8-K events, are ongoing. We expect these changes in internal controls will have a significant effect on our disclosure controls after the evaluation date and the date of this report.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     In August 2005, we sold 160,000 shares of our Convertible Preferred Stock for $400,000 to four investors. Each share of Convertible Preferred Stock is convertible at the option of the holder into 100 shares of our common stock. The Convertible Preferred Stock was sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and all of the four persons who purchased the Convertible Preferred Stock were "accredited investors" as defined in Regulation D promulgated under that Act. The Convertible Preferred Stock does not have a dividend but has a preference in liquidation over our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual Shareholders' Meeting on July 6, 2005. A total of 100,200,000 shares out of 137,265,372 shares were present in person or by proxy. Our shareholders voted to amend our Articles of Incorporation to change our name to Falcon Ridge Development Inc., to change our domicile to the State of Nevada, to reincorporate through a merger with Falcon Ridge Development Inc., a Nevada company, and to ratify and approve the appointment of Cordovano and Honeck, LLP as our independent registered public accounting firm for the fiscal year end. A total of 100,200,000 shares voted in favor of the measure.

ITEM 5. OTHER INFORMATION

     As part of this Form 10-QSB we are including information under Item 4.02 of Form 8-K as follows:

Item 4.02(a)  Non-Reliance on Previously Issued Financial Statements

     (1) On December 21, 2005, our executive officers determined that the financial statements included in our Form 10-QSB for the quarter ended June 30, 2005 should not be relied upon as a result of an accounting error as described in (2) below. The corrected financial statements are included in an amended Form 10-QSB for such quarter.

     (2) We determined that a $150,000 loan made to us on or about May 20, 2005, by our chief financial officer had not been properly booked. The $150,000 loan proceeds were used for payments of investment banking fees, legal fees and a fee to an affiliate of PocketSpec Technologies, Inc., in connection with the Sierra Norte acquisition. The reason for this oversight was that our chief financial officer was out of town at the time of the closing of the Sierra Norte acquisition and forwarded the funds from a personal account directly to one service provider who dispersed all of the fees, and thus the advances did not pass through any of our cash accounts. Consequently, expenses of $150,000 for the three months and six months ended June 30, 2005 were understated, and related party indebtedness on our balance sheet as of June 30, 2005 was understated by $150,000. These expenses should have been included in selling, general and administrative expenses, and in addition, the $150,000 should have been reflected in the statements of cash flows in our financial statements for such quarter. The $150,000 loan has been documented by an interest bearing promissory note payable to our chief financial officer, and accordingly, the corrected financial statements in the amended Form 10-QSB include an immaterial amount of interest accrued on this loan from the time this loan was made to the end of the quarter on June 30, 2005. Accordingly, our financial statements in the Form 10-QSB for the period ended June 30, 2005 as filed on August 24, 2005 should not be relied on.

     (3) Our executive officers have discussed the discovery of the foregoing misstatements with our independent accountant, who performed the interim review of the financial statements included in our June 30, 2005 Form 10-QSB. The accountant concurs with the restatement of our financial statements, including the increase in both expenses and related party indebtedness by the $150,000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

2.1 Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2 Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

4.1   Articles of Amendment - Establishment of Series of Preferred Stock

10.1 Purchase Agreement - Spanish Trails, LLC and D.R. Horton* (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.2 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2005 - $150,000*

10.3 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2005 - $200,000*

10.4 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2005 - $66,000*

11    Statement re: computation of per share earnings - N/A

15    Letter on unaudited interim financial information - N/A

16    Letter on change in accounting principles - N/A

17    Reports furnished to security holders - N/A

19 Published report regarding matters submitted to vote of security holders - N/A

23    Consents of experts and counsel - N/A

24    Power of attorney - N/A

31.1  Certification of Chief Executive Officer pursuant to
      Rule 13a-14(a)/15(d)-14(a)*

31.2  Certification of Chief Financial Officer pursuant to
      Rule 13a-14(a)/15(d)-14(a)*

32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99    Additional Exhibits - None

----------------

*    Filed herewith.

(a) Filed on May 25, 2005 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b) Filed on July 8, 2005 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Falcon Ridge Development, Inc.


Dated: December 22, 2005                     By: /s/  Fred M. Montano
                                                 -------------------------------
                                                 Fred M. Montano
                                                 President, Chief Executive
                                                 Officer, and Director


Dated: December 22, 2005                     By: /s/  Karen Y. Duran
                                                 -------------------------------
                                                 Karen Y. Duran
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2 Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

4.1   Articles of Amendment - Establishment of Series of Preferred Stock

10.1 Purchase Agreement - Spanish Trails, LLC and D.R. Horton* (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.2 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2005 - $150,000*

10.3 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2005 - $200,000*

10.4 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2005 - $66,000*

11    Statement re: computation of per share earnings - N/A

15    Letter on unaudited interim financial information - N/A

16    Letter on change in accounting principles - N/A

17    Reports furnished to security holders - N/A

19 Published report regarding matters submitted to vote of security holders - N/A

23    Consents of experts and counsel - N/A

24    Power of attorney - N/A

31.1  Certification of Chief Executive Officer pursuant to
      Rule 13a-14(a)/15(d)-14(a)*

31.2  Certification of Chief Financial Officer pursuant to
      Rule 13a-14(a)/15(d)-14(a)*

32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99    Additional Exhibits - None
----------------

*    Filed herewith.

(a) Filed on May 25, 2005 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b) Filed on July 8, 2005 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.