Form 10QSB/A
period 2005-06-30
Falcon Ridge Development Inc.
filed 2005-12-23
CIK 1065659

US Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10-QSB/A

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


       Registrant's telephone number: (505) 856-6043
                                      --------------

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

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................... F-1

Item 2.  Management's Discussion and Analysis and Plan of Operation.........   8

Item 3.  Controls and Procedures...........................................   11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   11

Item 2.  Changes in Securities.............................................   11

Item 3.  Defaults Upon Senior Securities...................................   11

Item 4.  Submission of Matters to a Vote of Security Holders...............   11

Item 5.  Other Information.................................................   12

Item 6.  Exhibits and Reports on Form 8-K..................................   12

         Signatures........................................................   13

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

Statements of Shareholders Deficit for the period
     from January 1, 2005 through June 30, 2005 .........................   F-3

Statements of Cash Flows, for the six months ended June 30, 2005 and 2004   F-4

Notes to Financial Statements ...........................................   F-5

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                                  Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

                                                                     (Restated)
                                                                    -----------
                                     Assets
Current Assets:
    Cash and cash equivalents ....................................  $   140,618
    Land and development costs (Note 4) ..........................    1,161,134
                                                                    -----------

                   Total current assets ..........................    1,301,752

Equipment, net of accumulated depreciation .......................        7,577
                                                                    -----------

                   Total assets ..................................  $ 1,309,329
                                                                    ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .....................  $   279,619
    Indebtedness to related party ................................      529,305
    Deferred revenue .............................................      177,714
    Notes payable ................................................      552,554
                                                                    -----------

                   Total liabilities .............................    1,539,192
                                                                    -----------

Shareholders' deficit:
    Common stock, $0.001 par value, 900,000,000 shares
       authorized, 137,265,372 shares issued and
       outstanding ...............................................      137,265
    Additional paid-in capital ...................................      210,644
    Retained deficit .............................................     (577,772)
                                                                    -----------

                   Total shareholders' deficit ...................      229,803)
                                                                    -----------

                   Total liabilities and shareholders' deficit ...  $ 1,309,329
                                                                    ===========

                 See accompanying notes to financial statements


                         FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                            Statements of Operations
                                  (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                ------------------------------    ------------------------------
                                                    2005             2004             2005             2004
                                                -------------    -------------    -------------    -------------
                                                 (Restated)                        (Restated)
Real estate sales:
    Net sales ...............................   $   2, 808,159    $     711,680    $   5,824,945    $   1,332,311
    Costs of sales ..........................       (2,390,709)        (785,587)      (5,261,696)      (1,432,180)
                                                -------------    -------------    -------------    -------------

               Gross profit (loss) ..........         417,450          (73,907)         563,249          (99,869)

Selling, general and administrative expenses          174,646           15,441          191,490           19,897
                                                -------------    -------------    -------------    -------------

               Operating income (loss) ......         242,804          (89,348)         521,759         (119,766)
                                                -------------    -------------    -------------    -------------

               Net income (loss) ............         242,804          (89,348)         371,759         (119,766)
                                                -------------    -------------    -------------    -------------

Pro forma adjustments:
    Members' distributions ..................         (15,000)        (157,909)         (30,000)        (315,817)
    Income taxes ............................            --               --            (96,918)            --
                                                -------------    -------------    -------------    -------------
               Pro forma net income (loss) ..   $     227,804    $    (247,257)   $     244,841    $    (435,583)
                                                =============    =============    =============    =============

Net income (loss) per share .................   $        0.00    $       (0.00)   $        0.00    $       (0.00)
                                                =============    =============    =============    =============
Pro forma net income (loss) per share .......   $        0.00    $       (0.00)   $        0.00    $       (0.00)
                                                =============    =============    =============    =============

Weighted average number of shares outstanding     118,632,686      100,000,000      110,647,249      100,000,000
                                                =============    =============    =============    =============


                 See accompanying notes to financial statements

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                  Statement of Changes in Shareholders' Deficit
                                   (Unaudited)



                                                 Common Stock          Additional
                                           -------------------------   paid-in        Retained
                                             Shares      Par value       capital      deficit         Total
                                           -----------   -----------   -----------   -----------    -----------
                                                                                      (Restated)    (Restated)
Balance at
    January 1, 2005 ....................   100,000,000   $   100,000   $   210,644   $  (882,289)   $  (571,645)

Dividend distribution ..................          --            --            --         (30,000)       (30,000)
Merger with PocketSpec
    Technologies, Inc (Note 1) .........    37,265,372        37,265          --         (37,242)            23
Net income .............................          --            --            --         371,759        371,759
                                           -----------   -----------   -----------   -----------    -----------

Balance at
    June 30, 2005 ......................   137,265,372   $   137,265   $   210,644   $  (577,772)   $  (229,863)
                                           ===========   ===========   ===========   ===========    ===========

                 See accompanying notes to financial statements

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                 -------------------------
                                                                                   2005            2004
                                                                                -----------    -----------
                                                                                 (Restated)
Cash flows from operating activities:
    Net income (loss) .......................................................   $   371,579    $  (119,766)
    Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
        Changes in operating assets and liabilities,
          excluding effects of business combinations:
            Land development costs ..........................................     3,523,422        352,188
            Other receivables ...............................................          --          (10,201)
            Other current assets ............................................        45,461         94,712
            Acquisition and development notes ...............................    (3,868,625)      (331,916)
            Accounts payable ................................................      (344,920)        59,365
            Builders deposit ................................................      (138,000)       (11,000)
                                                                                -----------    -----------
                Net cash (used in) provided by
                  operating activities ......................................      (410,903)        33,382
                                                                                -----------    -----------

Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements .....................        (7,577)          --
                                                                                -----------    -----------
                Net cash used in
                  investing activities ......................................        (7,577)          --
                                                                                -----------    -----------

Cash flows from financing activities:
    Proceeds from related party loan ........................................       416,000        170,000
    Proceeds from acquisition and development notes payable .................       430,822      1,040,348
    Repayments of related party loan ........................................          --         (170,000)
    Repayments of acquistion and development notes payable ..................      (416,558)    (1,040,348)
    Distributions paid ......................................................       (30,000)          --
                                                                                -----------    -----------
                Net cash provided by
                  financing activities ......................................       400,264           --
                                                                                -----------    -----------

                Net change in cash and
                  cash equivalents ..........................................       (18,216)        33,382

Cash and cash equivalents:
    Beginning of period .....................................................       158,834         27,589
                                                                                -----------    -----------

    End of period ...........................................................   $   140,618    $    60,971
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

During the six months ended June 30, 2005, a $150,000 loan by our CFO was made to us to omplete the Sierra Norte acquisition.

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

Note 7: Restatement of Financial Statements

The Company has restated its financial statements for the period ended June 30, 2005. An oficer paid expenses totaling $150,000 on behalf of the Company which were omitted in filed Form 10-QSB statements. The following table shows the effect of the restatements:


                                                      As Previously       As
                                                        Reported     Restated
                                                      ------------   ----------
As of June 30, 2005:
Indebtedness to related party                             379,305       529,305
Total liabilities                                       1,389,192     1,539,192
Retained deficit                                         (427,772)     (577,772)
Total shareholders' deficit                               (79,863)     (229,863)

For the six months ended June 30, 2005:

Selling, general and administrative expenses               41,490       191,490
Operating income (loss)                                   521,759       371,759
Net income (loss)                                         521,759       371,759
Pro forma adjustments:
Income taxes                                              (96,918)      (34,026)
Pro forma net income (loss)                               394,841       307,733

For the three months ended June 30, 2005:

Selling, general and administrative expenses               24,646       174,646
Operating income (loss)                                   392,804       242,804
Net income (loss)                                         392,804       242,804
Pro forma net income (loss)                               377,804       227,804

For the period from January 1, 2005 to June 30, 2005

Net income                                                521,759       371,759
Retained deficit - Balance at June 30, 2005              (427,772)     (577,772)
Total Shareholders' deficit - Balance at June 30, 2005    (79,863)     (229,863)

For the six months ended June 30, 2005

Cash flows from operating activities:
Net income (loss)                                         521,759       371,759
Net cash used in operating activities                    (260,903)     (410,903)
Cash flows from financing activities:
Proceeds from related party loan                          266,000       416,000
Net cash provided by financing activities                 250,264       400,264

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

     Our selling, general and administrative expenses for the six months ended June 30, 2005 of $191,490, compared to selling, general and administrative expenses of $19,897 for the six months ended June 30, 2004. We had selling, general and administrative expenses for the year ended December 31, 2004 of $44,263, compared to selling, general and administrative expenses of $33,948 for the year ended December 31, 2003. The major components of selling, general and administrative expenses are salaries, payroll taxes and professional fees. We have significantly expanded our operations as a public company in 2005. This is reflected in the increased overhead. We also incurred fees related to the Sierre Norte acquisition of $150,000 which were not included in our original filing of this Form 10-QSB but are included in this amended filing.

     We had net income of $244,841, or $0.00 per share, six months ended June 30, 2005 compared to a net loss of $435,583, or $0.00 per share, for the six months ended June 30, 2004. Our loss for the year ended December 31, 2004 was $748,769, or ($0.01) per share, compared to a net loss of $133,520, or $0.00 per share, for the year ended December 31, 2003. The principal difference between our gain compared to losses were distributions to our limited liability company members.

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

ITEM 3. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of the original filing of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2 002

Reports on Form 8-K
-------------------
We filed the following reports on Form 8-K during the fiscal quarter: April 28, 2005, relating to a change of accountants; May 20, 2005, an amended Form 8K relating to the change of accountants; May 24, 2005, relating to our acquisition of Sierra Norte, LLC; and June 14, 2005, relating to the appointment of officers and directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Falcon Ridge Development Inc.


Dated: December 22, 2005               By: /s/  Fred M. Montano
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