Form 10KSB
period 2005-12-31
Falcon Ridge Development Inc.
filed 2006-05-04
CIK 1065659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ("Act")

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                             -----------------

                           Commission File No. 0-28789
                                               -------

                         FALCON RIDGE DEVELOPMENT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 NEVADA                                  84-1461919
      -------------------------------                ----------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

            5111 Juan Tabo Boulevard N.E.
            Albuquerque, New Mexico                         87111
      ----------------------------------------           ----------
      (Address of principal executive offices)           (Zip code)


                                  505.856.6043
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act: None.



     Securities registered pursuant to Section 12(g) of the Act:

           Title of each class        Name of each exchange on which registered
      Common Stock, 0.001 par value                    OTTCB
      -----------------------------                    -----


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes |_| No |X|

Revenues for the most recent fiscal year were $7,457,112

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2006, based upon the average high and low prices of such stock on that date was $$5,526,194. Solely for purposes of the foregoing calculation all of the Registrant's directors and officers are deemed to be affiliates.

The Registrant has 752,262,441 shares of common stock outstanding as of March 1, 2006.

Transitional Small Business Disclosure Format Yes |_| No |X|

                         FALCON RIDGE DEVELOPMENT, INC.
                        2005 ANNUAL REPORT ON FORM 10-KSB

                                Table of Contents

Item                               Description                            Page
--------------------------------------------------------------------------------

Item 1.   Business.......................................................   5
Item 2.   Description of Property........................................  11
Item 3.   Legal Proceedings..............................................  12
Item 4.   Submission of Matters to a Vote of Security Holders............  12
Item 5.   Market for Common Equity and Related Stockholder Matters.......  12
Item 6.   Management's Discussion and Analysis...........................  13
Item 7.   Financial Statements...........................................  17
Item 8.   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................  18
Item 8A.  Controls and Procedures........................................  18
Item 8B.  Other Information..............................................  18
Item 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the
             Exchange Act................................................  18
Item 10.  Executive Compensation.........................................  20
Item 11.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................  21
Item 12.  Certain Relationships and Related Transactions.................  22
Item 13.  Exhibits.......................................................  23
Item 14.  Principal Accounting Fees and Services.........................  24

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We make statements in this report that relate to matters that are not historical facts that we refer to as "forward-looking statements" regarding, among other things, our business strategy, our prospects and our financial position. These statements may be identified by the use of forward-looking terminology such as "believes," "estimates, "expects, "intends," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussion of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

     o    projections of future results of operations or financial condition;
     o    expectations for our properties; and
     o    expectation of the continued availability of capital resources.

     Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic, regulatory, and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf. Forward-looking statements should not be regarded as representations by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements.

     All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                                     PART I
                                  Risk Factors


WE HAVE NO HISTORY OF PROFITABILITY WITH OUR DEVELOPMENT OF REAL ESTATE.

     Sales of our real estate development properties may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability in the future. As of December 31, 2005, our accumulated deficit was $1,471,088. For the Fiscal year ended December 31, 2005, we incurred a loss of $119,297. These losses have primarily resulted from:

Costs of operating a public company that included increased accounting and legal fees.

BECAUSE OF OUR LIMITED HISTORY AND THE POTENTIAL FOR COMPETITION, AN INVESTMENT IN US IS INHERENTLY RISKY.

     Because we are a company with a limited history, our operations are subject to numerous risks similar to that of a start-up company. We expect the real estate development business to be highly competitive with many developers having access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to be competitive.

WE MAY NOT BE ABLE TO CONDUCT SUCCESSFUL OPERATIONS IN THE FUTURE.

     The results of our operations will depend, among other things, upon our ability to develop and market our properties. Furthermore, it is possible that our proposed operations will not generate income sufficient to meeting operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

TO FULLY DEVELOP OUR BUSINESS PLAN, WE WILL NEED ADDITIONAL FINANCING.

     For the foreseeable future, we expect to rely principally upon our cash flow, although we have raised limited private placement funds during the past fiscal year and may be required to do so in the future. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. At the present time, we are negotiating bank financing for the Spanish Trails Project.

IF WE FAIL TO EXPAND OUR CONTROLS AND INTEGRATE NEW PERSONNEL TO SUPPORT OUR ANTICIPATED GROWTH, OUR BUSINESS OPERATIONS WILL SUFFER.

     Management is in the process of analyzing and adopting new policies and procedures to remedy the design and operations of our disclosure controls, including review and education concerning Form 8-K requirements, and we recently hired an internal accountant that has prior experience in public accounting including our industry, regulatory filings and preparing financial statements. We acknowledge that a change with respect to financial controls has been made to alert us with respect to funding provided by related parties and that the changes in disclosure controls, particularly recognizing Form 8-K events, are ongoing. We expect these changes in internal controls will have a significant effect on our disclosure controls after the evaluation date and the date of this report.


WE ANTICIPATE THAT WE WILL BE SUBJECT TO INTENSE COMPETITION.

     We will face intense competition in the development of real estate near Albuquerque, New Mexico. Many developers have started developing in the nearby areas with similar developments.

WE LACK CAPITAL.

     We currently lack the capital necessary to increase our operations. Management is actively negotiating financing through lending institutions to meet its short term working capital needs and is reviewing long term capital options.

WE HAVE LIMITED HUMAN RESOURCES NECESSARY TO EXPAND OPERATIONS.

     We have a small staff of skilled developers and supplement our human resource needs through sub-contracting. We are planning to acquire additional resources internally thereby reducing the use of sub-contractors and increasing direct control over our operations.

OUR ULTIMATE SUCCESS WILL BE DEPENDENT UPON MANAGEMENT, INCLUDING FRED M. MONTANO and KAREN Y. DURAN.

     Our success is dependent upon the decision making of our directors and executive officers, which includes Fred M. Montano and Karen Y. Duran. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We have verbal employment agreements with our officers and directors, but have not obtained key man life insurance on the lives of any of these individuals.

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR INITIAL SALE PRICE.

     There has been, and continues to be, a limited public market for our common stock. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

     o    actual or anticipated fluctuations in our operating results;

     o changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

     o changes in market valuations of other real estate companies, particularly those that sell products similar to as ours; announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

     o introduction of technologies or product enhancements that reduce the need for our products; and

     o    departures of key personnel.

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

OUR COMMON STOCK HAS A LIMITED PUBLIC TRADING MARKET.

     While our common stock currently trades in the Over-the-Counter Bulletin Board market, our market is limited and sporadic. We cannot assure that such a market will improve in the future, even if our securities ever are listed on the NASDAQ Small Cap Market or the American Stock Exchange. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH INVESTMENTS IN REAL ESTATE

     The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

     o    increases in interest rates;

     o    a general tightening of the availability of credit;

     o a decline in the economic conditions in one or more of our primary markets;

     o an increase in competition for customers or a decrease in demand by customers;

     o    an increase in supply of our property types in our primary markets;

     o declines in consumer spending during an economic recession that adversely affect our revenue from our retail centers; and

     o the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.

     In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:

     o adverse changes in the perceptions of prospective purchasers of the attractiveness of the property;

     o opposition from local community or political groups with respect to development or construction at a particular site;

     o our inability to provide adequate management and maintenance or to obtain adequate insurance;

     o    our inability to collect receivables;

     o    an increase in operating costs;

     o introduction of a competitor's property in or in close proximity to one of our current markets; and

     o    earthquakes, floods or underinsured or uninsured natural disasters.

     The occurrence of one or more of the above risks could result in significant delays or unexpected expenses. If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.

WE ARE SUBJECT TO REAL ESTATE DEVELOPMENT RISKS

     Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

     o an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

     o construction delays or cost overruns, either of which may increase project development costs;

     o    an increase in commodity costs;

     o an inability to obtain zoning, occupancy and other required governmental permits and authorizations;


     If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.

WE ARE VULNERABLE TO CONCENTRATION RISKS BECAUSE OUR OPERATIONS ARE CURRENTLY ALMOST EXCLUSIVE TO THE ALBUQUERQUE, NEW MEXICO AREA, MARKET.

     Our real estate activities are almost entirely located in the Albuquerque, New Mexico area. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

     The performance of the Albuquerque economy greatly affects our sales and consequently the underlying values of our properties. The Albuquerque economy is heavily influenced by conditions in the defense industry and government employment. Rising interest rates may adversely affect our ability to sell lots and homes.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE GREATLY AFFECTED BY THE PERFORMANCE OF THE REAL ESTATE INDUSTRY.

     Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

     Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

     Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers' existing residences.

OUR OPERATIONS ARE SUBJECT TO AN INTENSIVE REGULATORY APPROVAL PROCESS.

     Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups are involved there is a high degree of uncertainty in obtaining these approvals.

THE REAL ESTATE BUSINESS IS VERY COMPETITIVE AND MANY OF OUR COMPETITORS ARE LARGER AND FINANCIALLY STRONGER THAN WE ARE.

     The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S.

OUR OPERATIONS ARE SUBJECT TO NATURAL RISKS.

     Our performance may be adversely affected by weather conditions that delay development or damage property.

THE U.S. MILITARY INTERVENTION IN IRAQ, THE TERRORIST ATTACKS IN THE U.S. ON SEPTEMBER 11, 2001 AND THE POTENTIAL FOR ADDITIONAL FUTURE TERRORIST ACTS HAVE CREATED ECONOMIC, POLITICAL AND SOCIAL UNCERTAINTIES THAT COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     It is possible that further acts of terrorism may be directed against the U.S. domestically or abroad, and such acts of terrorism could be directed against properties and personnel of companies such as ours. Moreover, while our property and business interruption insurance covers damages to insured property directly caused by terrorism, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our common stock in ways that we cannot predict at this time.


Item 1. Description of Business

Introduction

     Falcon Ridge Development, Inc. (the "Company") is a Nevada corporation. Our principal business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We changed the domestication of the company from Colorado to Nevada on or about July 6, 2005 and changed our name from PocketSpec Technologies, Inc. to Falcon Ridge Development, Inc. We have two subsidiaries, Sierra Norte, LLC ("Sierra Norte") and Spanish Trails, LLC ("Spanish Trails"). We operate in the real estate industry and we primarily acquire tracts of raw land and develop them into residential lots for sale to homebuilders. We plan to expand our operations in 2006 into building entry level homes.

     On May 20, 2005, we completed a reverse acquisition transaction. We acquired Sierra Norte, a New Mexico limited liability company, which thereby became our wholly-owned subsidiary. Sierra Norte is a land development company in the Albuquerque, New Mexico area. Formerly we were a technology company which was in the business of developing and marketing color comparison devices. We acquired Spanish Trails on July 6, 2005 as discussed below. Previously, we were a technology company in the business of developing and marking color comparison devices. Originally, we were incorporated as Monument Galleries, Inc., a Colorado corporation, incorporated on May 15, 1998.

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

     On July 6, 2005, we entered into an exchange of securities whereby we acquired 100% of the ownership of Spanish Trails, in exchange for the issuance of a total of 614,882,069 of our common shares. As a result, of the Spanish Trails acquisition, the former security holders of Spanish Trails acquired a majority of our outstanding shares of common stock, but there was not a change of control of us, as the owners of a majority of Spanish Trails were the executive officers of the Company. After the exchange, 752,147,441 shares of common stock were issued and outstanding.

     Also, on July 6, 2005 we reincorporated our company to Nevada from Colorado and changed our name to Falcon Ridge Development Inc., after shareholder approval. In connection with the name change, we changed to a new trading symbol, FLRD.BB.

     We plan to commence construction on 84 lots already platted in mid-spring. The remaining land in our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed by mid-2006. When our platting plan receives final approval, we will be able to begin construction of the second phase of development of approximately 357 lots for single family homes.

Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. As disclosed in our Form 8-K filed on October 25, 2005, we have an executed contract with DR Horton under which it will purchase approximately 150 designated completed lots in Phase II of our Spanish Trails project. When the lot development plan has been completed and accepted by Valencia County, New Mexico and the City of Belen, construction of the lots completed, the sale of these lots will be currently funded and closed. It is also our intention to initiate a home building division, which will construct entry level homes with the remaining developed Spanish Trails project lots. We expect to have initial models open in the spring of 2006. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption. Simultaneously, we will be processing other parcels that are currently under purchase contracts in preparation for seeking entitlements and final plat approval from Valencia County and City of Belen authorities.

     Since our master plan for the Spanish Trails project has many facets and the development includes residential lots and recreational areas, our time frames and the order in which we begin various projects is highly dependent upon the market for the area and the need for specific areas to be completed and other uncontrollable items such as financing.

     We have not been involved in any bankruptcy, receivership, or similar proceeding.

(b) Business of the Issuer

     We are in the real estate industry and acquire tracts of raw land and develop them into residential lots for sale to homebuilders. We plan to expand our operations in 2006 into homebuilding on our Spanish Trails lots.


Item 2.  Description of Property

(a) The principal office of our company is located at 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We do not own the building that our principal offices are located; however we do sub-lease the building.

     Affiliated Party Lease -

     Falcon Ridge Development (a related party) leases our office space from Tucana LLC (a related party) for $5000 per month through May 14, 2006 with annual escalations of $250 per month through May 14, 2008.

(b)  Investment Policies

     We acquire property for the purpose of developing it. We do not invest in real estate at this time and have no plans to do so.

     We do not invest in real estate mortgages.

     We do not invest in securities of other companies. We do have two wholly owned subsidiaries, which are Sierra Norte and Spanish Trails. However, two of our principals own two companies that are involved in real estate development.

(c)  Description of Real Estate and Operations

     We currently own real estate in Belen, New Mexico comprising 200 acres. Our operations consist of developing lots for resale to third party builders. In the current year we plan to expand our operations to include offering and installing system built homes.


Item 3. Legal Proceedings

     There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.


Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual Shareholders' Meeting on July 6, 2005. A total of 100,200,000 shares out of 137,265,372 shares were present in person or by proxy. Our shareholders voted to amend our Articles of Incorporation to change our name to Falcon Ridge Development, Inc., to change our domicile to the State of Nevada, to reincorporate through a merger with Falcon Ridge Development, Inc., a Nevada company, and to ratify and approve the appointment of Cordovano and Honeck, LLP as our independent registered public accounting firm for the fiscal year 2005. A total of 100,200,000 shares voted in favor of the measures.


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)  Principal Market or Markets.

     Since May 2001, our securities have been listed for trading in the Over-the-Counter market on the NASD's "Electronic Bulletin Board." We currently trade under the symbol FLRD.BB. The following table sets forth the high and low bid quotation for our common stock for each fiscal quarterly period of 2005. There is no market for our preferred stock.

                                           Bid Price
                                       ---------------

                                       High       Low
                                       ----       ---
             2005
             First Quarter            $0.030      .009
             Second Quarter   0.090              0.015
             Third Quarter             0.030     0.009
             Fourth Quarter   0.025              0.005

(b)  Approximate Number of Holders of Common Stock and Preferred Stock

     As of March 1, 2006, we had a total of 752,262,441 shares of common stock outstanding. The number of holders of record of our common stock at that date was approximately 170.

     As of March 1, 2006, we had a total of 160,000 shares of preferred stock outstanding. The number of holders of record of our common stock at that date was four (4).

(c)  Dividends

     Holders of common stock and preferred stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

(d)  Repurchases

     We did not repurchase any of the common stock or preferred stock during the fourth quarter.

Item 6. Management's Discussion and Analysis or Plan of Operation

     This section discusses the results of our operations. You should read the following discussions and analyses in conjunction with the audited consolidated financial statements that are included in this Form 10-KSB. Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements," which statements involve risks and uncertainties described elsewhere in this report. The historical information should not necessarily be taken as a reliable indication of our future performance.

(a) Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly our Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

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

     On July 6, 2005, we entered into an exchange of securities whereby we acquired 100% of the ownership of Spanish Trails, in exchange for the issuance of a total of 614,882,069 of our common shares. As a result, of the Spanish Trails acquisition, the former security holders of Spanish Trails acquired a majority of our outstanding shares of common stock, but there was not a change of control of us, as the owners of a majority of Spanish Trails were the executive officers of the Company. After the exchange, 752,147,441 shares of common stock was issued and outstanding.

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

     Since our master plan for the Spanish Trails project has many facets and the development includes not only residential lots but and recreational areas, our time frames and the order in which we begin various projects is highly dependent upon the market for the area and the need for specific areas to be completed and other uncontrollable items such as financing.


Results of Operations
---------------------

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
--------------------------------------------------------------------------------

     We achieved revenues for the year ended December 31, 2005 of $7,457,113, compared to revenues of $2,720,867 for the years ended December 31, 2004 or a 174.1% increase. This increase was primarily attributable to significantly increased lot closings by Sierra Norte. In 2004, we were finishing phase one on the Sierra Norte project and were about midway through phase two and only receiving revenue from phase one on the Sierra Norte project lot closings. In 2005, we had sold out phase one and began receiving revenue from phase two lot sales. Lot closings are tied to construction and completion or partial completion of the lots for the community and closings take place only after completion.

     Our costs of sales for the year ended December 31, 2005 were $6,979,677 compared to costs of sales of $2,793,739 for the like year in 2004, or a 150.3% increase. This increase was due to significantly greater lot sales during the 2005 period compared to the 2004 period. In addition, gross profit increased due to lower lot and infrastructure costs

     Our selling, general and administrative expenses for the year ended December 31, 2005 increased significantly to $414,433, compared to selling, general and administrative expenses of $44,263 for the year ended December 31, 2004. The major components of these expenses are salaries, payroll taxes and professional fees. We have significantly expanded our operations as a public company in 2005. This is reflected in the increased overhead. We expect that our costs of being a public company will lead to increased general and administrative expenses. However, we do not expect to incur merger costs of the magnitude of the Sierra Norte acquisition $180,000 in the future.

     Due primarily to increased lot sales volume, partially offset by increased general and administrative expenses as a result of being a public company, we incurred a loss of $119,297, or $0.00 per share, for the year ended December 31, 2005 compared to a loss of $117,135, or $0.00 per share, for the year ended December 31, 2004.

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

Liquidity and Capital Resources
-------------------------------

     At December 31, 2005 our cash position was $468,069.

     Our net cash used in operating activities was $1,040,093 for the year ended December 31, 2005, compared to net cash provided by operating activities of $713,245 for the year ended December 31, 2004.

     Our net cash used by investing activities was $34,011 for the year ended December 31, 2005, compared to $0 of net cash used by investing activities for the year ended December 31, 2004.

     Our net cash provided by financing activities was $1,383,339 for the year ended December 31, 2005, compared to $582,000 of net cash used by financing activities for the year ended December 31, 2004.

     From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the year ended December 31, 2005 our chief financial officer and Falcon Ridge Development LLC (a related party) have loaned us funds ($1,088,339) for us to meet our obligations and to continue working on platting and preparing lots for home building. We cannot assure that such funding will be available in the future. In August 2005 we raised $400,000 from the sale of convertible preferred stock, which has helped us with our working capital needs and allowed us to continue to use capital in seeking to develop our Spanish Trails project.

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

     Most of our costs are incurred in the initial phases of our real estate projects. We are in the latter stages of the Sierra Norte project and expect it to be profitable. In the December 31, 2005 quarter we incurred significant development costs on our Spanish Trails project. Our profitability depends upon our ability to develop, manage and sell real estate projects on a timely basis and to control our costs. We expect that we will develop a more consistent pipeline of activity as we mature and, thereby, a more consistent source of revenues and profit. If we succeed in this effort and generate sufficient revenues, we will expect to be profitable. However, we cannot assure that we will be profitable.

     We do not intend to pay dividends for the foreseeable future. We do not expect our revenues to be impacted by seasonal demands.

Recently Issued Accounting Pronouncements

     We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position or cash flows.

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

     We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could impact on our future financial conditions or results of operations.

(b)  Off-Balance Sheet Arrangements

We have no Off-Balance Arrangements


Item 7. Financial Statements

     Reference is made to the financial statements, the notes, and the reports of our registered public accounting firm commencing on page F-1 of this report, which financial statements, notes, and reports are incorporated herein by reference.

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                              Financial Statements

                                December 31, 2005

         (with Report of Independent Registered Public Accounting Firm)

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                          Index to Financial Statements

                                                                      Page
                                                                      ----

   Report of Independent Registered Public Accounting Firm             F-2

   Consolidated Balance Sheet at December 31, 2005                     F-3

   Consolidated Statements of Operations, for the years
        ended December 31, 2005 and 2004                               F-4

   Consolidated Statements of Changes in Shareholders' Deficit
        for the for the years ended December 31, 2005 and 2004         F-5

   Consolidated Statements of Cash Flows, for the years
        ended December 31, 2005 and 2004                               F-6

   Notes to Consolidated Financial Statements                          F-7

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Falcon Ridge Development Inc.:


We have audited the accompanying consolidated balance sheet of Falcon Ridge Development Inc. (formerly PocketSpec Technologies, Inc.) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Falcon Ridge Development Inc. as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with generally accepted accounting principles in the United States.



/s/ Cordovano and Honeck LLP
----------------------------
Cordovano and Honeck LLP
Englewood, Colorado
April 17, 2006

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                           Consolidated Balance Sheet


                                    Assets
      Cash                                                        $   468,069
      Real estate held for resale                                   1,174,829
      Prepaid expenses                                                 13,540
      Property and equipment, net of accumulated depreciation          33,213
      Other assets                                                        220
                                                                  -----------
                    Total assets                                  $ 1,689,871
                                                                  ===========

                     Liabilities and Shareholders' Deficit

Liabilities
      Accounts payable                                            $   293,200
      Accrued expenses                                                 81,299
      Note payable, current portion                                    18,737
      Indebtedness to related parties                               1,091,338
      Note payable, long-term portion                                 370,311
      Retainage payable                                               151,627
                                                                  -----------
                                                                    2,006,512
                                                                  -----------

 Shareholders' deficit
      Convertible preferred stock, Class A no par value,
         400,000 shares authorized, 160,000 shares issued
         and outstanding                                              400,000

      Common stock, $0.001 par value, 900,000,000 shares
         authorized, 752,262,441 shares issued and outstanding        752,262
      Additional paid in capital                                        2,185
      Accumulated deficit                                          (1,471,088)
                                                                  -----------
                    Total shareholders' deficit                      (316,641)
                                                                  -----------

                    Total liabilities and shareholders' deficit   $ 1,689,871
                                                                  ===========

           See accompanying notes to consolidated financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                      Consolidated Statements of Operations


                                                     2005              2004
                                                 -------------    -------------
Lot sales:
    Net sales                                    $   7,457,113    $   2,720,867
    Costs of sales                                  (6,979,677)      (2,793,739)
                                                 -------------    -------------

               Gross profit (loss)                     477,436          (72,872)

Merger costs                                           180,000             --
Stock-based compensation                                 2,300             --
Selling, general and administrative expenses           414,433           44,263
                                                 -------------    -------------

        Loss before provision for income taxes        (119,297)        (117,135)
Income taxes                                              --               --
                                                 -------------    -------------
          Net loss                                    (119,297)        (117,135)

Pro forma adjustments:
    Members' distributions                             (30,000)        (631,634)

                                                 -------------    -------------
               Pro forma Loss                    $    (149,297)   $    (748,769)
                                                 =============    =============


Net loss per share                               $        --      $        --
                                                 =============    =============


Weighted average number of shares outstanding      424,662,036      100,000,000
                                                 =============    =============

           See accompanying notes to consolidated financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
           Consolidated Statement of Changes in Shareholders' Deficit


                                  Preferred Stock            Common Stock             Additional
                               -----------------------  -------------------------      paid-in       Accumulated
                               Shares       Amount        Shares      Par value        capital         deficit          Total
                               -------   ------------   -----------   ------------   ------------    ------------    ------------
Balance at
   January 1, 2004                --     $       --     100,000,000 * $    100,000   $    210,644    $   (133,520)   $    177,124
Cash dividend distribution        --             --            --             --             --          (582,000)       (582,000)
Deemed dividend distribution      --             --            --             --             --           (49,633)        (49,633)
Net loss                          --             --            --             --             --          (117,135)       (117,135)
                               -------   ------------   -----------   ------------   ------------    ------------    ------------
Balance at
   December 31, 2004              --             --     100,000,000 *     100,000        210,644        (882,288)       (571,644)
                               -------   ------------   -----------   ------------   ------------    ------------    ------------

Dividend distribution             --             --            --             --             --           (30,000)        (30,000)
Merger with PocketSpec
   Technologies, Inc              --             --      37,265,372         37,265           --           (37,265)           --
Stock issuance for
   Spanish Trails, LLC            --             --     614,882,069        614,882       (210,644)       (402,238)          2,000
Stock issuance for cash        160,000        400,000          --             --             --              --           400,000
Stock issuance for services       --             --         115,000            115          2,185            --             2,300
Net loss                          --             --            --             --             --          (119,297)       (119,297)
                               -------   ------------   -----------   ------------   ------------    ------------    ------------

Balance at
   December 31, 2005           160,000   $    400,000   752,262,441   $    752,262   $      2,185    $ (1,471,088)   $   (316,641)
                               =======   ============   ===========   ============   ============    ============    ============

* Restated (See footnote 1)

           See accompanying notes to consolidated financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                      Consolidated Statements of Cash Flows


                                                           Year Ended
                                                           December 31,
                                                      ------------------------
                                                         2005           2004
                                                      -----------   -----------
Cash flows from operating activities:
    Net loss                                          $  (119,297)  $  (117,135)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
          Depreciation                                        798          --
          Stock-based compensation                          2,300          --
    Changes in operating assets and liabilities,
       excluding effects of business combinations:
          Land development costs                        3,509,704      (825,647)
          Prepaid expenses                                (13,540)         --
          Other current assets                             45,241       175,043
          Acquisition and development notes            (4,051,172)      714,009
          Accounts payable                                (98,413)      717,341
          Deferred revenue                               (315,714)       49,634
                                                      -----------   -----------
                      Net cash (used in) provided by
                         operating activities          (1,040,093)      713,245
                                                      -----------   -----------

Cash flows from investing activities:
    Acquisition of fixed assets                           (34,011)         --
                                                      -----------   -----------
                      Net cash used in
                         investing activities             (34,011)         --
                                                      -----------   -----------

Cash flows from financing activities:
    Proceeds from related party indebtedness            1,088,339       170,000
    Proceeds from the sale of preferred stock             400,000          --
    Repayments of related party indebtedness              (75,000)     (170,000)
    Dividends paid                                        (30,000)     (582,000)
                                                      -----------   -----------
                      Net cash provided by (used in)
                         financing activities           1,383,339      (582,000)
                                                      -----------   -----------

                      Net change in cash and
                         cash equivalents                 309,235       131,245
    Cash, beginning of year                               158,834        27,589
                                                      -----------   -----------

    Cash, end of year                                 $   468,069   $   158,834
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes                                   $      --     $      --
                                                      ===========   ===========
       Interest                                       $    19,452   $   115,408
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

Organization, Shell Merger and Principles of Consolidation

Organization
------------
Falcon Ridge Development, Inc. ("FRDI"or the "Company") is engaged in the real estate industry and acquires tracts of raw land and develops them into residential lots for sale to homebuilders. In addition, FRDI plans to expand its operations into the homebuilding business. These operations are predominantly located in the City of Rio Rancho, New Mexico and Belen, New Mexico. Since inception, the Company has developed one property known as Sierra Norte.

Shell Merger
------------
On May 20, 2005, Sierra Norte LLC ("SNLLC") exchanged certificates representing 100 percent of its equity securities for 100,000,000 shares of the common stock of Pocketspec Technologies, Inc. (PTI), a public shell company. The acquisition has been treated as a recapitalization of SNLLC, a New Mexico limited liability company, with PTI the surviving legal entity. Since PTI had, prior to the merger, minimal assets, (consisting of cash) and no operations, the recapitalization has been accounted for as the sale of 37,265,372 shares of common stock for the net assets of PTI. Costs of the transaction, totalling $180,000, have been charged to the period. After the closing of the acquisition, there were 137,265,372 shares of common stock of the Company issued and outstanding. PTI was incorporated under the laws of Colorado in 1998. In June 2005, PTI changed its domicile to Nevada and its name to Falcon Ridge Development Inc.

SNLLC was deemed to be the acquirer (for accounting purposes) in the reverse acquisition and, consequently, the assets and liabilities and historical operations that are reflected in the accompanying financial statements are those of SNLLC and are recorded at the historical cost basis of SNLLC.

In connection with the merger, PTI sold to a group of its shareholders, PTI's color comparison devices business in exchange for an indemnification from liabilities by these investors. These shareholders assumed the color comparison devices business including its liabilities. The sale was consummated between related parties. Accordingly, the sale was booked as a capital transaction and no gain or loss on the transaction was recorded.

Since incorporation in 1998, PTI has conducted three businesses. Originally PTI was in the retail arts and crafts industry. PTI then transitioned into the real estate development business, where it acquired and developed real estate properties for its own account, primarily in Colorado. Finally, PTI became a technology company. In 1999, PTI filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission to become a reporting company under Section 12G of the Securities and Exchange Act of 1934.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Falcon Ridge Development, Inc. and its wholly owned subsidiaries SNLLC and Spanish Trails LLC (STLLC) (together, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Notes to Consolidated Financial Statements

Reclassifications

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

STLLC decided, in the fourth quarter of 2005, that the $471,908 Falcon Ridge Development, LLC ("FRLLC") recorded as a contribution to capital during the third quarter of 2005 in the acquisition of the Cordova Property should be repaid to FRLLC. Therefore, the Company reclassified the $471,908 from additional paid in capital to indebtedness to related parties in the accompanying consolidated financial statements.

Revenue Recognition on Sales of Real Estate
-------------------------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is closed and the title is transferred from the Company to the buyer.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2005.

Real Estate Held for Resale
---------------------------
The carrying value of land and development includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, land and development costs have been classified as an operating activity on the consolidated statement of cash flows.

Impact credits received from the negotiated settlement with the City of Rio Rancho are offset against land development costs.

Interest and Real Estate Taxes
------------------------------
The Company capitalizes interest costs to real estate held for resale during development and construction. Capitalized interest is charged to cost of sales as the related lots are delivered to the buyer. Interest costs totalling $84,835 and $214,943 were capitalized to real estate held for resale during the years ended December 31, 2005 and 2004, respectively. In addition, real estate taxes of $12,922 and $-0- were capitalized during the years ended December 31, 2005 and 2004, respectively.

Fixed Assets and Depreciation
-----------------------------
Fixed assets are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: software, 5 years; equipment, 5 years.

Earnings (loss) per Common Share
--------------------------------
Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Notes to Consolidated Financial Statements


At December 31, 2005, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be antidilutive.

Impairment or Disposal of Long-Lived Assets
-------------------------------------------
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.

Advertising Expenses
--------------------
The Company expenses advertising expenses as incurred. Advertising expense was $3,673 and $2,637, respectively, for the years ended December 31, 2005 and 2004.

Stock-based Compensation
------------------------
The Company accounts for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option-pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123." The Company did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense.

The Company accounts for stock-based consulting compensation under the fair value based method, which calculates compensation expense based on the fair value of the securities issued.

The FASB revised Statement No. 123 in 2004. Statement No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective the first interim reporting period after December 15, 2005. The Company will adopt this guidance as of January 1, 2006 and begin recognizing compensation expense related to stock options should any be issued. The requirements of SFAS No. 123 will also be applied to stock options granted subsequent to December 15, 2005.

Income Taxes
------------
In tax years December 31, 2004, the Company operated as a partnership, and therefore was exempt from taxation; instead, its earnings and losses are included in the personal returns of the members and taxed depending on the individual's personal tax situation. For the tax year December 31, 2005 the Company operated as a partnership through May 20, 2005 and as a "c" corporation for the period May 21, 2005 through December 31, 2005. The Company intends to file a consolidated tax return and will recognize the tax attributes on a consolidated basis.

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Notes to Consolidated Financial Statements


The Company has a consolidated tax loss of approximately $179,582, which is available to reduce taxable income in future years. Use of the loss will expire in 2026.

Financial Instruments and Concentration of Credit Risk
------------------------------------------------------
The carrying amounts of the Company's financial assets and liabilities, including cash, and accounts payable at December 31, 2005, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at December 31, 2005, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

Financial instruments with significant credit risk include cash. The Company has a cash investment with a bank that exceeded the Federal Deposit Insurance Corporation limit as of December 31, 2005.

For the years ended December 31, 2005 and 2004, 100 percent of the Company's sales were to three homebuilders.

Pro Forma Provision for Salary Distributions and Income Taxes
-------------------------------------------------------------
The accompanying statements of operations include pro forma adjustments to reflect as salaries, distributions to officers/shareholders that were made while the Company operated as an LLC, and to reflect an estimated provision for income taxes. Prior to the reverse acquisition, the Company was taxed as a partnership and, consequently, was not subject to income tax. The effective income tax rate used on the pro forma adjustments is that estimated had the Company been a C corporation.

New Accounting Standards

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have an impact on the Company's financial statements should the Company issue share-based payments to its employees or others.

SFAS No. 153, "Exchanges of Nonmonetary Assets" - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Notes to Consolidated Financial Statements


FIN No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities," requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments'" ("FSP") which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.


(2)  Related Party Transactions

The Company conducts its operations in a building owned by an affiliate. During the years ended December 31, 2005 and 2004, the Company recorded rent expense of $60,000 and $5,981, respectively

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

Indebtedness to related parties consisted of the following at December 31, 2005:


    Note payable to Karen Duran, interest at 8.5%,
        principal and interest payable in annual
        installments of $17,000
          Total financing under the agreement is $200,000        $  191,000

    Note payable to Karen Duran, interest at 8.5%,
        principal and interest payable May 25,2006
          Total financing under the agreement is $150,000           150,000

    Advances payable to Falcon Ridge Development LLC,
        an affiliate, payable on demand                             731,060

    Accrued interest payable                                         19,278
                                                                 ----------
                                                                 $1,091,338
                                                                 ==========

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Notes to Consolidated Financial Statements



(3)  Property and Equipment

Property and equipment consists of the following at December 31, 2005:

                                       Accumulated
                             Cost      Depreciation
                            -------       -------
                Software    $26,030       $  --
                Equipment     7,981           798
                            -------       -------
                            $34,011       $   798
                            =======       =======

Depreciation expense, included in selling, general and administrative expenses in the accompanying financial statements, was $798 and $-0- in 2005 and 2004, respectively.

(4)  Real Estate Operations

The Company completed development of Sierra Norte I and II subdivisions in Rio Rancho, New Mexico in 2005. The Company is in the process of developing approximately 1,100 acres of raw land in the Belen, New Mexico referred to as "Spanish Trails." Spanish Trails is divided into two phases. Phase one consists of 200 acres of land subdivided into 439 home sites and phase two consists of 900 acres of land subdivided into 1,239 home sites. Home sites will be sold to different builders or developed by the Company.

Real estate held for resale, consists of the following at December 31, 2005:

                 Land acquisition costs   $  806,529
                 Land development costs      283,465
                 Capitalized interest         84,835
                                          ----------
                                          $1,174,829
                                          ==========

(5)  Note Payable

Note payable consists of the following at December 31, 2005:

        Note payable to Toby and Mary Ann Cordova,
        with interest at 6.5 percent, principal and
        interest payable in semi-annual installments of
        $21,862, collateralized by a real estate contract
        Total financing under the agreement is $435,000      $ 389,048
        Less: current portion                                  (18,737)
                                                             ---------
                                                             $ 370,311
                                                             =========

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Notes to Consolidated Financial Statements


Aggregate maturities required on long-term debt at December 31, 2005, are as follows:

         Year ending December 31,
         ------------------------
         2006                                    $18,737
         2007                                     19,975
         2008                                     21,294
         2009                                     22,702
         2010 and thereafter                     306,340
                                                 --------
                                                 $389,048
                                                 ========

(6)  Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period ended December 31, 2005:

           U.S. statutory federal rate                     25.90%
           State income tax rate                            4.80%
           Net operating loss for which no tax
              benefit is currently available              -30.70%
                                                         --------
                                                            0.00%
                                                         ========

At December 31, 2005, the Company has a net operating loss carryforward for federal income tax purposes of approximately $179,582, which was fully allowed for in the valuation allowance of $55,183. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2005 was $55,183.

Because of various stock transactions during 2005, management believes the Company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire in 2025.

(7)  Shareholders' Deficit

On July 6, 2005, the Company entered into an exchange of securities whereby it acquired 100% of the ownership of Spanish Trails, LLC ("STLLC"), and a New Mexico limited liability company, in exchange for the issuance of a total of 614,882,069 common shares. STLLC held the land and related debt on the Cordova property and contributed the land at cost to the Company for further development. STLLC's balance sheet immediately before acquisition is as follows:

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Notes to Consolidated Financial Statements


                                        Assets

        Other receivables                                          $    220
        Preacquisition development costs                            851,855
        Deposit                                                      20,000
                                                                   --------
                                                                   $872,075
                                                                   ========

                                Liabilities and Capital

        Property taxes payable                                     $    190
        Real Estate contract payable                                397,977
                                                                   --------
                                                                    398,167

        Members capital                                             473,908
                                                                   --------
                                                                   $872,075
                                                                   ========

The Company recognized the assets and liabilities transferred at their carrying amounts at the July 6, 2005, date of transfer.

The accompanying consolidated financial statements report results of operations for the year ended December 31, 2005 as though the exchange of equity interests with STLLC had occurred at the beginning of the year. Results of operations for the year ended December 31, 2005 comprise those of the previously separate entities combined from the beginning of the year to the July 6, 2005, date the transfer, and those of the combined operations from that date to December 31, 2005. The effects of intercompany transactions in determining the results of operations for the period before the exchange have been eliminated.

The accompanying consolidated balance sheet at December 31, 2005 and other financial information has been presented as though the equity interests had been exchanged at the beginning of the year. Financial statements and financial information presented for the year ended December 31, 2004 has been prepared on a consistent basis.

Preferred Stock

On July 20, 2005, the Company established Series A Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

     o Shares are non-cumulative with a preference over common shares if and when a dividend is declared.

     o Shares are convertible into common stock at any time on the basis of 100 common shares for 1 share of preferred stock. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

     o    Shares have a priority over common shares upon liquidation.

                          FALCON RIDGE DEVELOPMENT INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Notes to Consolidated Financial Statements



     o Shares are callable at any time by the Company at the original purchase price. The Preferred Shareholders will have thirty days thereafter to convert to common stock.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 8A. Controls and Procedures

     Within the 90 days prior to the date of this report, our chief executive officer and our chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are not effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Since our Company has been acquired as a result of the Sierra Norte acquisition discussed above, and a new board and management has been installed, we have not been able to timely file our Form 10-QSBs and we missed deadlines for filing some Form 8-Ks due to non recognition of the events requiring the Form 8-Ks. Management is in the process of analyzing and adopting new policies and procedures to remedy the design and operations of our disclosure controls, including review and education concerning Form 8-K requirements, and we recently hired an internal accountant that has prior public accounting experience in our industry, regulatory filings and preparing financial statements. We acknowledge that a change with respect to financial controls has been made to alert us with respect to funding provided by related parties and that the changes in disclosure controls, particularly recognizing Form 8-K events, are ongoing. We expect these changes in internal controls will have a significant effect on our disclosure controls after the evaluation date and the date of this report.

     Changes to Internal Controls include a reorganization of available staff to better segregate duties, acquisition and implementation of more sophisticated accounting software and a personnel plan to hire additional accounting and administrative staff. We have scheduled training for employees and management in critical areas to enhance their ability to perform the duties assigned to them.]

Item 8B. Other Information

     There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended December 31, 2005 that was not so reported.


                                    Part III


Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table provides information regarding our directors and executive officers and key employees of Falcon Ridge Development, Inc. as of March 1, 2006:

    Name                          Age                   Position
    -----------------------   -------------   ---------------------------
    Fred M. Montano                           Chief Executive Officer and
                                              Chairman of the Board
    Karen Y. Duran                            Chief Financial Officer

    Jerry Apodaca                             Director
    Sebastian Ramirez                         Director
    Troy Duran                                Director



     Fred Montano, Chairman and Chief Executive Officer. Mr. Montano has worked with Sierra Norte since its founding in June, 2003. He became the Chairman and Chief Executive Officer of Falcon Ridge Development, Inc. (formerly PocketSpec Technologies, Inc.) on May 20, 2005. He has been an owner of Falcon Ridge Development, LLC, a private New Mexico real estate development company since 1997. He has also been an owner of Real Estate Services, Inc., a privately held New Mexico corporation since 1987. Prior to that time, he did real estate development on behalf of client home builders. He is a licensed New Mexico real estate broker. He attended the University of New Mexico.

     Karen Duran, Chief Financial Officer. Ms. Duran became our Chief Financial Officer on June 6, 2005. She is our Secretary/Treasurer from May 20, 2005 to date. She has been an owner of Falcon Ridge Development, LLC, a private New Mexico real estate development company since 1997. She has also been an owner of Real Estate Services, Inc., a privately held New Mexico corporation, since 1987. Prior to that time, she did real estate development on behalf of client home builders. She is a licensed New Mexico real estate broker. She attended the University of New Mexico.

     Jerry Apodaca, Director. Mr. Apodaca became a member of the board of directors of Falcon Ridge Development, Inc. (formerly PocketSpec Technologies, Inc.) on June 6, 20005. He served as New Mexico's 24th governor from 1975 to 1979. Beginning in 1979, he wrote a statewide column, "From the Outside", served as a member of the Board of Regents of the University of New Mexico from 1985-1991, two of those years as president, invested in several businesses, consulted certain corporations on marketing the Hispanic consumer, traveled to many university campuses as a motivational speaker, headed three non-profit organizations, and was involved in the start-up of two national Hispanic publications. He was one of the founders of Vista Magazine, an English language newspaper insert targeted at Hispanics and was the founding publisher of Hispanic Magazine. From 1985-1992, he served as president of the Hispanic Association on Corporate Responsibility, a coalition of national Hispanic organizations, which came together to improve working relations with corporate America. During this time he negotiated and signed seven corporate fair share agreements. In 1990 he founded the Japan-Hispanic Institute and served as president until 1994. The Institute worked to improve relations with Japanese owned companies and the Hispanic community. That same year he founded the National Institute of Former Governors. As its president, he recruited many of the former governors to bring their individual experience, talents and knowledge to work on problems in our country. In 1989, he and his son Jerry founded Apodaca Investment Group, a money management firm with offices in San Francisco. He served as Chairman and CEO until 1997 when he resigned from the company to run for governor. At that time the firm was managing 500 million dollars. He is currently Chairman of the Board of Infinite Dispute Resolution Services, LLC, a mediation firm, President of Jerry Apodaca Consultants, LLC., and a senior level associate with Butch Maki & Associates, Santa Fe, NM.

     He is a graduate of the University of New Mexico. He is past Chairman of the President's Council on Fitness and Sports. In 1977 he was elected Chairman of the Education Commission of the States. In 1978 he was the recipient of the Award for Distinguished Service for Higher Education. He was also awarded Honorary Doctor of Law degrees from Our Lady of the Lake University and Eastern New Mexico University.

     Sebastian Ramirez, Director. Mr. Ramirez became a member of the board of directors of Falcon Ridge Development, Inc. (formerly PocketSpec Technologies, Inc.) on June 6, 2005. From 1999 to the present, he has been President of Sebastian R. Ramirez Advisors, a consulting firm specializing in market research and analysis, market development and strategic planning. From 2004, to present, he has also been a Partner in Cascade Design and Development, a company offering professional architectural, engineering, and planning services to the public and private sectors in New Mexico. From 1993 to 1998, he was President of Rampart Development Corporation, a diversified firm offering full service engineering, land development, and financial and planning services to public and private sector clients in New Mexico.

     Mr. Ramirez is a graduate of the University of New Mexico and has post-graduate work on a Master's degree from the University of New Mexico. From 1996 to 2001, he was on the Board of Trustees of the University of New Mexico Hospital. From 1991 to 1993, he served on the New Mexico Quincentenary Commission. From 1991 to 1992, he served on the Advisory Committee of the New Mexico Border Development Authority.

     Troy Duran, Director. Mr. Duran became a member of the board of directors of Falcon Ridge Development, Inc. (formerly PocketSpec Technologies, Inc.) on June 6, 2005. Troy Duran is a communications and marketing specialist with more than 23 years experience in broadcast advertising. From 2002 to the present, he has owned his own radio production company, which specializes in imaging and voice-over work. Prior to that time, he was the production director for KMOX, news talk radio in St. Louis, Missouri from 2000 to 2002. Troy is the son of Karen Duran, our company's Chief Financial Officer. Mr. Duran has not been involved in any legal proceedings that would be material to an evaluation of his ability or integrity as a Director of our Company.

Our Company does not have an audit committee.
---------------------------------------------
     We are not required to have an audit committee. Our chief operating and financial officers oversee daily operations and report directly to the board. Currently, we are conducting a search for an independent financial expert to serve on the board and form an audit committee.


Item 10. Executive Compensation


     The following table sets forth information regarding the compensation paid by Falcon Ridge Development to each of the following individuals for services rendered in all capacities for the years indicated:


                                                                                 Long-Term Compensation
                                                                             --------------------------------
                                               Annual Compensation            Awards          Payouts
                                       ------------------------------------  ---------- ---------------------
Name and Principal            Year       Salary      Bonus        Other      Restricted Securities     LTIP     All Other
                                                                 Annual        Stock    Underlying    Payout    Compensation
                                                               Compensation   Awards(s)   Options/      ($)        ($)
Position(1)                               ($)         ($)         ($)       ($)      SARs (#)
-------------------------- ----------- -----------  ---------  ------------  ---------- ------------  -------   -----------
Fred M. Montano......            2005      24,000
                                 2004       8,000       --           --            --        --         --          --
                                 2003           0       --           --            --        --         --          --
Karen Y. Duran.......            2005      24,000
                                 2004       8,000       --           --            --        --         --          --
                                 2003           0       --           --            --        --         --          --

------------------

(1) See Item 9 above which describes the principal positions of the named executives.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Our shareholders have not authorized the issuance of any common stock or preferred stock under equity compensation plans. Nor do we plan on requesting the shareholders to approve such compensation arrangements.

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2006, for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table, that such persons have voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

     As of March 1, 2006, there were 752,262,441 shares of our common stock outstanding and 160,000 shares of our convertible preferred stock outstanding. The convertible preferred stock is convertible at the option of the holder into 100 shares of common stock. The convertible preferred stock does not have a dividend but has a preference in liquidation over our common stock.


Stockholder                                                 Number of Shares            Percentage
--------------------------------------------------------------------------------- -----------------------
                                                           Common   Preferred        Common Preferred
                                                                                  -----------------------
Fred M. Montano(1)(2)...............................  369,074,148     0             49%       0%



Karen Y. Duran(1)(2)                                  309,571,244     0           41.1%       0%


Jerry Apodaca(1)                                                0     0              0%       0%

Sebastian Ramirez(1)................................            0     0              0%       0%


Troy Duran(1) ......................................            0     0              0%       0%


All executive officers and directors as a group.....  592,008,511     0             80%       0%


New World Development, Inc.                           45,150,446      0            5.9%       0%
5901 J. Wyoming N.E. #307
Albuquerque, New Mexico 87109

------------------

(1) The business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111.

(2) Ms. Duran and Mr. Montano are co-owners of Real Estate Services, Inc., which holds of record 45,574,674 shares of common stock. By virtue of Ms. Duran's 50% ownership of Real Estate Services, Inc. and her position with it as an officer, Ms. Duran may be deemed to be the beneficial owner of all of the shares of Common Stock held of record by Real Estate Services, Inc. However, she expressly disclaims ownership of 50% of the shares of the common stock held of record by Real Estate Services, Inc. By virtue of Mr. Montano's 50% ownership of Real Estate Services, Inc. and his position with it as an officer, Mr. Montano may be deemed to be the beneficial owner of all of the shares of common stock held of record by Real Estate Services, Inc. However, he expressly disclaims ownership of 50% of the shares of the common stock held of record by Real Estate Services, Inc. Mr. Montano and Ms. Duran are co-owners of Falcon Ridge Development, LLC, which owns of record 61,488,207 shares of common stock. Ms. Duran owns 49% of Falcon Ridge Development, LLC and expressly disclaims beneficial ownership of 51% of the shares of common stock owned of record by Falcon Ridge Development, Inc. Mr. Montano owns 51% of Falcon Ridge Development, LLC and expressly disclaims beneficial ownership of 49% of the shares of common stock owned of record by Falcon Ridge Development, Inc.


Item 12.  Certain Relationships and Related Transactions

     On May 20, 2005, Falcon Ridge Development, Inc., as borrower, and Karen Y. Duran, as lender, executed a Promissory Note in the amount of $150,000 with an interest rate of 8.50% per annum. The principal of $150,000 and any unpaid interest of is due on May 25, 2006. The unpaid principal after May 25, 2006 will accrue interest at a rate of 12.0% annually until paid. The purpose of the loan was to provide working capital for the Falcon Ridge Development.

     On June 1, 2005, Sierra Norte LLC, as borrower and wholly owned subsidiary of Falcon Ridge Development, Inc., and Karen Y. Duran, as lender, executed a Promissory Note in the amount of $200,000 with an interest rate of 8.50% per annum. The principal of $191,000 with any unpaid interest is due on June 1, 2006. The unpaid principal after June 1, 2006 will accrue interest at a rate of 12.0% annually until paid. The purpose of the loan was to provide working capital for the Falcon Ridge Development.

     On June 19, 2005, Sierra Norte LLC, as borrower and wholly owned subsidiary of Falcon Ridge Development, Inc., and Karen Y. Duran, as lender, executed a Promissory Note in the amount of $66,000 with an interest rate of 8.50% per annum. The principal of $66,000 was paid and the remaining interest of $1,557 is due on May 25, 2006. The purpose of the loan was to provide working capital for the Falcon Ridge Development.

     During the year, Falcon Ridge Development, LLC. ("Falcon LLC") made funds available on an unsecured basis for working capital needs of the Falcon Ridge Development, Inc. Falcon LLC is 51% owned by the president and chief executive officer of the Registrant, Fred M. Montano and 49% owned by Karen Y. Duran, the chief financial officer of the Registrant. Falcon LLC may make additional advances to the Registrant from time to time. The Registrant expects to repay advances under this arrangement when it has available capital to do so.


Item 13.  Exhibits


2.1 Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2 Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

3.1       Articles of Incorporation of Falcon Ridge Development, Inc.
          previously filed.

3.2       Bylaws of Falcon Ridge Development, Inc. previously filed

3.3 Articles of Organization of Sierra Norte, LLC previously filed.

3.4       Operating Agreement of Sierra Norte, LLC previously filed.

3.5 Articles of Organization of Spanish Trails, LLC previously filed.

3.6       Operating Agreement of Spanish Trails, LLC previously filed.

4.1 Articles of Amendment - Establishment of Series of Preferred Stock previously filed.

10.1 Purchase Agreement - Spanish Trails, LLC and D.R. Horton* (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.) Previously filed.

10.2 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2005 - $150,000*

10.3 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2005 - $200,000*

10.4 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2005 - $66,000*

14.1      Code of Ethics*

21.1      List of Subsidiaries*

23.1      Consents of experts

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


______________

*    Filed herewith.

(a) Filed on May 25, 2005 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b) Filed on July 8, 2005 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.


Item 14. Principal Accountant Fees and Services

     The company's principal accountant Cordovano and Honeck LLP billed us $40,091 in fees for Falcon ridge Development Inc.s audit for the period ended December 31, 2004,Form 10Q for June and September 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FALCON RIDGE DEVELOPMENT, INC.

                                            By:  /s/ Fred M. Montano
                                                ----------------------------
                                                Fred M. Montano
                                                Chief Executive Officer

                                            By:  /s/ Karen Y. Duran
                                                ----------------------------
                                                Karen Y. Duran
                                                Chief Financial Officer

Date: May 2, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date
---------------------- ------------------------------  ------------------------

/s/ Fred M. Montano        Chairman of the Board           May 2, 2006
----------------------     of Directors and Chief
Fred M. Montano            Executive Officer



/s/ Karen Y. Duran         Chief Financial Officer         May 2, 2006
----------------------
Karen Y. Duran



/s/ Jerry Apodaca          Director                        May 2, 2006
----------------------
Jerry Apodaca




/s/ Sebastian Ramirez      Director                        May 2, 2006
----------------------
Sebastian Ramirez




/s/ Troy Duran             Director                        May 2, 2006
----------------------
Troy Duran

                                  EXHIBIT INDEX


2.1 Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2 Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

3.1       Articles of Incorporation of Falcon Ridge Development, Inc.
          previously filed.

3.2       Bylaws of Falcon Ridge Development, Inc. previously filed

3.3 Articles of Organization of Sierra Norte, LLC previously filed.

3.4       Operating Agreement of Sierra Norte, LLC previously filed.

3.5 Articles of Organization of Spanish Trails, LLC previously filed.

3.6       Operating Agreement of Spanish Trails, LLC previously filed.

4.1 Articles of Amendment - Establishment of Series of Preferred Stock previously filed.

10.1 Purchase Agreement - Spanish Trails, LLC and D.R. Horton* (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.) Previously filed.

10.2 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2005 - $150,000*

10.3 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2005 - $200,000*

10.4 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2005 - $66,000*

14.1      Code of Ethics*

21.1      List of Subsidiaries*

23.1      Consents of experts

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

________________

*    Filed herewith.

(a) Filed on May 25, 2005 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b) Filed on July 8, 2005 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.