Form 10QSB
period 2006-03-31
Falcon Ridge Development Inc.
filed 2006-05-15
CIK 1065659

United States
                       Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2006
                                                 ---------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 752,262,441 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements.                                          F-1

    Item 2.  Management's Discussion and Analysis or Plan of Operation.      13

    Item 3.  Controls and Procedures.                                        16

    PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings.                                              17

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

    Item 3.  Defaults Upon Senior Securities.                                17

    Item 4.  Submission of Matters to a Vote of Security Holders.            17

    Item 5.  Other Information.                                              17

    Item 6.  Exhibits and Reports on Form 8-K.                               17

    Signatures                                                               19

                         FALCON RIDGE DEVELOPMENT, INC,
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                   Index to Consolidated Financial Statements
                                   (Unaudited)
                                                                       Page
                                                                       ----


    Consolidated Balance Sheet (unaudited) at March 31, 2006           F-1

    Consolidated Statements of Operations (unaudited), for the
         three months ended March 31, 2006 and 2005                    F-2

    Consolidated Statements of Shareholders' Deficit (unaudited) .
         for the for the three months ended March 31,2006 and 2005     F-3

    Consolidated Statements of Cash Flows (unaudited), for the
         three months ended March 31, 2006 and 2005                    F-4

    Notes to Consolidated Financial Statements                         F-5

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                           Consolidated Balance Sheet
                                   (unaudited)
                                 March 31, 2005

                                     Assets


        Real estate held for resale                              $ 1,324,449
        Fixed assets, net of accumulated depreciation                 38,482
        Cash                                                          10,276
        Prepaid expenses                                               2,500
        Other assets                                                     220
                                                                 -----------
                      Total assets                               $ 1,375,927
                                                                 ===========

                      Liabilities and Shareholders' Deficit

Liabilities
        Indebtedness to related parties                          $ 1,095,852
        Note payable                                                 379,830
        Accounts payable                                             148,214
        Retainage payable                                            100,000
        Accrued expenses                                              61,450
                                                                 -----------
                      Total liabilities                            1,785,346
                                                                 -----------

 Shareholders' deficit
        Preferred stock, Class A  no par value,
          400,000 shares authorized, 160,000 shares issued and
          outstanding                                                400,000

        Common stock, $0.001 par value, 900,000,000 shares
          authorized, 752,262,441 shares issued and
          outstanding                                                752,262
        Additional paid-in capital                                     2,185

                                                                 -----------
        Accumulated deficit                                       (1,563,866)
                Total Shareholders deficit                          (409,419)
                                                                 -----------

                  Total liabilities and shareholders' deficit    $ 1,375,927
                                                                 ===========



           See accompanying notes to consolidated financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31
                                                        ------------------------------
                                                             2006           2005
                                                        -------------    -------------
Lot sales:
    Net sales                                           $        --      $   3,016,786
    Costs of sales                                               --         (2,870,987)
                                                        -------------    -------------

               Gross profit (loss)                               --            145,799

Selling, general and administrative expenses                   92,778           16,844
                                                        -------------    -------------

      Loss (income) before provision for income taxes         (92,778)         128,955
Income taxes                                                     --               --

                                                        -------------    -------------
          Loss                                                (92,778)         128,955

Proforma adjustments:
    Members' distributions (note 2)                              --            (30,000)
    Income taxes                                                 --               --
                                                        -------------    -------------
               Proforma Loss                            $     (92,778)   $      98,955
                                                        =============    =============


Loss per share                                          $        --      $        --
                                                        =============    =============



Weighted average number of shares outstanding .           752,262,441      100,000,000
                                                        =============    =============

           See accompanying notes to consolidated financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                    Preferred Stock              Common Stock            Additional
                                 -----------------------   --------------------------     paid-in       Accumulated
                                  Shares      Par value       Shares       Par value      capital         deficit         Total
                                 --------   ------------   -----------   ------------   ------------    ------------    ----------
Balance at
    January 1, 2005                  --     $       --     100,000,000   $    100,000   $    210,644    $   (882,288)   $ (571,644)

Dividend distribution                --             --            --             --             --           (30,000)      (30,000)
Merger with PocketSpec
    Technologies, Inc (Note 1)       --             --      37,265,372         37,265           --           (37,265)            0
Stock issuance for
    Spanish Trails, LLC (Note 2)     --             --     614,882,069        614,882       (210,644)       (402,238)        2,000
    Compensation                     --             --         115,000            115          2,185            --           2,300
Stock issuance for Cash           160,000        400,000          --             --              --             --         400,000
Loss                                 --             --            --             --              --         (119,297)     (119,297)
                                 --------   ------------   -----------   ------------   ------------    ------------    ----------

Balance at
    December 31, 2005             160,000   $    400,000   752,262,441   $    752,262   $      2,185    $ (1,471,088)   $ (316,641)
                                 ========   ============   ===========   ============   ============    ============    ==========


Balance at
    January 1, 2006               160,000   $    400,000   752,262,441   $    752,262   $      2,185    $ (1,471,088)   $ (316,641)

Loss                                 --             --            --             --             --           (92,778)      (92,778)
                                 --------   ------------   -----------   ------------   ------------    ------------    ----------

Balance at
    March 31, 2006                160,000   $    400,000   752,262,441   $    752,262   $      2,185    $ (1,563,866)   $ (409,419)
                                 ========   ============   ===========   ============   ============    ============    ==========

           See accompanying notes to consolidated financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Period Ended
                                                              March 31,
                                                     --------------------------
                                                         2006          2005
                                                     -----------    -----------
Cash flows from operating activities:
    Net income/loss                                  $   (92,778)   $   128,955
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation                                     1,050           --
    Changes in operating assets and liabilities,
       excluding effects of business combinations:
          Land development costs                        (149,620)     1,321,175
          Prepaid expenses                                11,040           --
          Other current assets                              --          (57,588)
          Acquisition and development notes                 --       (1,589,511)
          Accounts payable, accrued expenses and
              retainage                                 (216,462)       310,789
          Deferred revenue                                  --          (78,500)
                                                     -----------    -----------
                      Net cash (used in) provided by
                         operating activities           (446,770)        35,320
                                                     -----------    -----------

Cash flows from investing activities:

    Acquisition of fixed assets                           (6,319)        (7,577)
                                                     -----------    -----------

                      Net cash used in
                         investing activities             (6,319)        (7,577)
                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from related party indebtedness               4,514           --
    Repayments of related party indebtedness                --          (50,000)
    Repayments of real estate contract                    (9,218)
    Dividend paid                                           --          (30,000)
                                                     -----------    -----------
                      Net cash used in
                         financing activities             (4,704)       (80,000)
                                                     -----------    -----------


                      Net change in cash                (457,793)       (52,257)

Cash:
    Beginning of period                                  468,069        158,835
                                                     -----------    -----------

    End period                                       $    10,276    $   106,578
                                                     ===========    ===========


Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Income taxes                                  $      --      $      --
                                                     ===========    ===========
       Interest                                      $     7,019    $      --
                                                     ===========    ===========

           See accompanying notes to consolidated financial statements

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  Summary of Significant Accounting Policies

Organization, Shell Merger and Principles of Consolidation

Organization
------------
Falcon Ridge Development, Inc. ("FRDI" or the "Company") is engaged in the real estate industry and acquires tracts of raw land and develops them into residential lots for sale to homebuilders. In addition, FRDI plans to expand its operations into the homebuilding business. These operations are predominantly located in the City of Rio Rancho, New Mexico and Belen, New Mexico. Since inception, the Company has developed one property known as Sierra Norte.

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

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

Reclassifications
-----------------
Certain prior-period amounts have been reclassified for comparative purposes to conform to the current period presentation.


Revenue Recognition on Sales of Real Estate
-------------------------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is closed and the title is transferred from the Company to the buyer.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2006.

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

Interest
--------
The Company capitalizes interest costs to real estate held for resale during development and construction. Capitalized interest is charged to cost of sales as the related lots are delivered to the buyer. Interest costs totaling $8,529 and $146,230 were capitalized to real estate held for resale during the periods ended March 31, 2006 and 2005, respectively.

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

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

At March 31, 2005, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

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

Advertising Expenses
--------------------
The Company expenses advertising expenses as incurred. Advertising expense was $590 and $0, respectively, for the periods ended March 31, 2006 and 2005.

Stock-based Compensation
------------------------
The Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at December 31, 2005 and no awards were granted in the three months ended March 31, 2006.

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



Income Taxes
------------
In tax years December 31, 2004, the Company operated as a partnership, and therefore was exempt from taxation; instead, its earnings and losses are included in the personal returns of the members and taxed depending on the individual's personal tax situation. For the tax year December 31, 2005 the Company operated as a partnership through May 20, 2005 and as a "c" corporation for the period May 21, 2005 through December 31, 2005. The Company intends to file a consolidated tax return and will recognize the tax attributes on a consolidated basis.
The Company has a consolidated tax loss of approximately $272,360, which is available to reduce taxable income in future years. Use of the loss will expire in 2021.

Financial Instruments and Concentration of Credit Risk
------------------------------------------------------
The carrying amounts of the Company's financial assets and liabilities, including cash, and accounts payable at March 31, 2006, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at March 31, 2006, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.


For the period ended March 31, 2005 100 percent of the Company's sales were to three homebuilders.

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

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

New Accounting Standards
------------------------

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 did not have a material impact on the Company's financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 did not have a material impact on the Company's financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) did not have a material impact on the Company's financial.

SFAS No. 153, "Exchanges of Non-monetary Assets" - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of non-monetary assets and eliminates the exception from fair-value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 did not have a material impact on the Company's financial statements.

FIN No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities," requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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


(2)  Related Party Transactions

The Company conducts its operations in a building owned by an affiliate. During the three months ended March 31, 2006 and 2005, the Company recorded rent expense of $15,000 and $3,953, respectively. At March 31,2006 the Company owed rent in the amount of $10,000, which is included in accounts payable.

The Company accrued additional interest of $7,166 and repaid $7,382, a prior accrued interest to a related party.

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

Indebtedness to related parties consisted of the following at March 31, 2006:

    Note payable to Karen Duran, interest at 8.5%, principal and interest payable in annual installments of $17,000
          Total financing under the agreement is $200,000    $191,000

    Note payable to Karen Duran, interest at 8.5%,
        principal and interest payable May 25,2006
          Total financing under the agreement is $150,000     150,000

    Advances payable to Falcon Ridge Development LLC,
        an affiliate, payable on demand                       735,800

    Accrued interest payable                                   19,092
                                                            ----------
                                                           $1,095,852
                                                            ==========
(3)  Fixed Assets

Fixed assets consist of the following at March 31, 2006:

                                       Accumulated
                             Cost      Depreciation
                            -------       -------
                Software    $32,349      $  651
                Equipment     7,981       1,197
                            -------       -------
                            $40,330      $1,848
                            =======       =======

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Depreciation expense, included in selling, general and administrative expenses in the accompanying financial statements, was $1,050 and $-0- in 2006 and 2005, respectively.


(4)  Real Estate Operations

The Company completed development of Sierra Norte I and II subdivisions in Rio Rancho, New Mexico in 2005. The Company is currently in the process of developing approximately 200 acres of raw land in Belen, New Mexico referred to as "Spanish Trails." Spanish Trails is divided into two phases. Phase one consists of 200 acres of land subdivided into 439 home sites and phase two consists of 900 acres of land, to be acquired and subdivided into 1,239 home sites. Home sites will be sold to different builders or developed by the Company.

Real estate held for resale, consists of the following at March 31, 2006:

                 Land acquisition costs   $  806,529
                 Land development costs      424,556
                 Capitalized interest         93,364
                                          ----------
                                          $1,324,449
                                          ==========


(5)  Note Payable

Note payable consists of the following at March 31, 2006:

        Note payable to Toby and Mary Ann Cordova,
        with interest at 6.5 percent, principal and
        interest payable in semi-annual installments of
        $21,862, collateralized by a real estate contract
        Total financing under the agreement is $435,000      $ 379,380
                                                             =========


(6)  Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period ended March 31, 2006:

           U.S. statutory federal rate                     20.000%
           State income tax rate                            4.80%
           Net operating loss for which no tax
              benefit is currently available              -24.800%
                                                         --------
                                                            0.00%
                                                         ========

                         FALCON RIDGE DEVELOPMENT, INC.
                    (FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

At March 31, 20065, the Company has a net operating loss carry forward for federal income tax purposes of approximately $272,360, which was fully allowed for in the valuation allowance of $73,795. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the period ended March 31, 2006 was $18,612.

Because of various stock transactions during 2005, management believes the Company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carry forward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carry forward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carry forward will expire in 2021.


(7)  Shareholders' Deficit

Preferred Stock
---------------

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

8)  Subsequent Event

The Company established Series B Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

     o Shares are non-cumulative with a preference over common shares if and when a dividend is declared.

     o Investor will receive interest of 12% per annum payable monthly for a period of eighteen months from the date of purchase.

     o Shares are convertible into common stock at any time on the basis of 75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

     o    Shares have a priority over common shares upon liquidation.

     o Shares are callable by the Company at any time after 12 months of issuance of Preferred B shares at the original purchase price. The Preferred Shareholders will have sixty days thereafter to convert to common stock.

As of May 9,2006 the Company has received $ 200,000 in subscriptions.

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

Forward-Looking Statements
--------------------------

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

Overview and History
--------------------

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

Results of Operations
---------------------

Three Month Period Ended March 31, 2006 Compared to Three Month Period Ended March 31, 2005

     We had no sales in the three month period ended March 31, 2006. We are in a development phase and anticipate sales in the late summer or early fall. All projects from prior periods have closed out. In 2005 we achieved revenues for the three months ended March 31, 2006 of $ 0, compared to revenues of $3,016,786 for the three months ended March 31, 2005. In 2005, we had sold out phase one and began receiving revenue from phase two lot sales. Lot closings are tied to construction and completion or partial completion of the lots for the community and closings take place only after completion.

     Our selling, general and administrative expenses for the three months ended March 31, 2006 increased significantly to $92,778, compared to selling, general and administrative expenses of $16,844 for the three months ended March 31, 2005. The major components of these expenses are salaries, payroll taxes and professional fees. We have significantly expanded our operations as a public company in 2006. This is reflected in the increased overhead. We expect that our costs of being a public company will lead to increased general and administrative expenses. in the future.

     Due primarily to no lot sales and increased general and administrative expenses as a result of being a public company, we incurred a loss of $92,778, or $0.00 per share, for the three months ended March 31, 2006 compared to a net income of $128,955, or $0.00 per share, for the three months ended March 31, 2005.

     Our principal source of revenue will be the sales of lots and homes in our Spanish Trails project. In the future we will acquire other real estate development projects in other state as well as New Mexico.

Liquidity and Capital Resources

     At March 31, 2006 our cash position was $10,276.

     Our net cash used in operating activities was $446,770 for the three months ended March 31, 2006, compared to net cash provided by operating activities of $35,320 for the three months ended March 31, 2005.

     Our net cash used by investing activities was $6,319 for the three months ended March 31, 2006, compared to $7,577 of net cash used by investing activities for the three months ended March 31, 2006.

     Our net cash used by financing activities was $4,704 for the three months ended March 31, 2006, compared to $80,000 of net cash used by financing activities for the three months ended March 31, 2005.

     From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. Our chief financial officer and Falcon Ridge Development LLC (a related party) have loaned us funds for us to meet our obligations and to continue working on platting and preparing lots for home building. We cannot assure that such funding will be available in the future. In August 2005 we raised $400,000 from the sale of convertible preferred stock, which has helped us with our working capital needs and allowed us to continue to use capital in seeking to develop our Spanish Trails project.

     The timing of the completion of the platting of our Spanish Trails project is not certain, so we cannot assure that our cash flow from lot sales, particularly relating to the DR Horton proposed purchase and other lot closings will occur in the near future. Thus, we may be faced with a working capital shortage. In such event we may be required to seek financing which may not be available or, if available, it could be on terms which are cost prohibitive to us.

     In addition, we expect to begin building homes on our Spanish Trails project in late summer or early fall of 2006. This initiative will require working capital which we cannot assure will be available. We are negotiating with banks and other lenders to seek debt financing for this endeavor.

     Most of our costs are incurred in the initial phases of our real estate projects. We are in the initial stages of the Spanish Trails project and expect it to be profitable. Our profitability depends upon our ability to develop, manage and sell real estate projects on a timely basis and to control our costs. We expect that we will develop a more consistent pipeline of activity as we mature and, thereby, a more consistent source of revenues and profit. If we succeed in this effort and generate sufficient revenues, we will expect to be profitable. However, we cannot assure that we will be profitable.

     We do not intend to pay dividends for the foreseeable future. We do not expect our revenues to be impacted by seasonal demands.

Recently Issued Accounting Pronouncements
-----------------------------------------

     We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Critical Accounting Policies
----------------------------

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX


2.1 Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2 Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

3.1       Articles of Incorporation of Falcon Ridge Development, Inc.
          previously filed.

3.2       Bylaws of Falcon Ridge Development, Inc. previously filed.

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

10.2 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2005 - $150,000 previously filed.

10.3 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2005 - $200,000 previously filed.

10.4 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2005 - $66,000 previously filed.

14.1      Code of Ethics previously filed.

21.1      List of Subsidiaries previously filed.

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


                                             Falcon Ridge Development, Inc.


Dated: May 15, 2006                          By: /s/  Fred M. Montano
                                                 -------------------------------
                                                 Fred M. Montano
                                                 President, Chief Executive
                                                 Officer, and Director


Dated: May 15, 2006                          By: /s/  Karen Y. Duran
                                                 -------------------------------
                                                 Karen Y. Duran
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


2.1 Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2 Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

3.1       Articles of Incorporation of Falcon Ridge Development, Inc.
          previously filed.

3.2       Bylaws of Falcon Ridge Development, Inc. previously filed.

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

10.2 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2005 - $150,000 previously filed.

10.3 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2005 - $200,000 previously filed.

10.4 Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2005 - $66,000 previously filed.

14.1      Code of Ethics previously filed.

21.1      List of Subsidiaries previously filed.

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