Form 10QSB
period 2006-06-30
Falcon Ridge Development Inc.
filed 2006-08-14
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number 000-28789

Falcon Ridge Development Inc.
(formerly known as PocketSpec Technologies Inc.)
(Exact name of registrant as specified in its charter)

Nevada	84-1461919
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5111 Juan Tabo Boulevard N.E. Albuquerque, New Mexico	80202
(Address of principal executive offices)	(zip code)

(866) 302-2248
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days Yes [X]     No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                     Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 752,262,441 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FALCON RIDGE DEVELOPMENT, INC.
(FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
BALANCE SHEET
(Unaudited)

Assets

Real estate held for resale	$1,428,428
Fixed assets, net of accumulated depreciation	37,432
Cash	64,178
Prepaid expenses	—
Other assets	220
Total assets	$1,530,258

Liabilities and Shareholders' Deficit

Liabilities
Indebtedness to related parties	$1,002,372
Note payable, long-term	379,830
Accounts payable	155,062
Retainage payable	100,000
Accrued expenses	59,391
Total liabilities	1,696,655

Shareholders' deficit
Preferred stock,Class A .0001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000

Preferred stock,Class B .0001 par value,
400,000 shares authorized, 166,000 shares issued and
outstanding	415,000

Common stock, $0.001 par value, 900,000,000 shares
authorized, 752,262,441 shares issued and
outstanding	752,262
Additional paid-in capital	2,185

Accumulated deficit	(1,735,844)

Total Liabilities and Shareholders' Deficit	(166,397)

$1,530,258

See Notes to Consolidated Financial Statements

FALCON RIDGE DEVELOPMENT, INC.
(FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Lot sales:
Net sales	$—	$2,808,159	$—	$5,824,945.00
Costs of sales	—	(2,390,709)	—	(5,261,696.00)

Gross profit (loss)	—	417,450	—	563,249

Selling, general and administrative expenses	171,978	174,646	264,756	191,490

Loss (income) before provision for income taxes	(171,978)	242,804	(264,756)	371,759
Income taxes	—	—	—	—

Loss	(171,978)	242,804	(264,756)	371,759

Proforma adjustments:
Members' distributions (note 2)	—	(15,000)	—	(30,000)
Income taxes	—	—	—	(96,918)
Proforma Loss	$(171,978)	$227,804	$(264,756)	244,841

Loss per share	$—	$—	$—	—

Weighted average number of shares outstanding	752,262,441	118,632,686	752,262,441	110,647,249

See Notes to Consolidated Financial Statements

FALCON RIDGE DEVELOPMENT, INC.
(FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
STATEMENT OF SHAREHOLDER'S DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additionalpaid-in	Accumulated
	Shares	Par value	Shares	Par value	capital	deficit	Total

Balance at January 1, 2005	—	$—	100,000,000	$100,000	$210,644	$(882,288)	$(571,644)

Dividend distribution	—	—	—	—	—	(30,000)	(30,000)
Merger with PocketSpec
Technologies, Inc (Note 1)	—	—	37,265,372	37,265	—	(37,265)	—
Stock issuance for
Spanish Trails, LLC (Note 2)	—	—	614,882,069	614,882	(210,644)	(402,238)	2,000
Compensation	—		115,000	115	2,185		2,300
Stock issuance for Cash	160,000	400,000	—	—	—	—	400,000
Loss	—	—	—	—	—	(119,297)	(119,297)

Balance at December 31, 2005	160,000	$400,000	752,262,441	$752,262	$2,185	$(1,471,088)	$(316,641)

Balance at January 1, 2006	160,000	$400,000	752,262,441	$752,262	$2,185	$(1,471,088)	$(316,641)

Stock issuance for Cash	166,000	415,000	—	—	—	—	415,000
Loss	—	—	—	—	—	(264,756)	(264,756)

Balance at June 30, 2006	326,000	$815,000	752,262,441	$752,262	$2,185	$(1,735,844)	$(166,397)

See Notes to Consolidated Financial Statements

FALCON RIDGE DEVELOPMENT, INC.
(FORMERLY POCKETSPEC TECHNOLOGIES, INC.)
STATEMENT OF CASH FLOWS
(Unaudited)

	Period Ended
	June 30
	2006	2005
Cash flows from operating activities:
Net income/loss	$(264,756)	$371,759
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	2,100	—
Changes in operating assets and liabilities,
excluding effects of business combinations:
Land development costs	(253,599)	3,523,422
Prepaid expenses	13,540	—
Other current assets	—	45,461
Acquisition and development notes	—	(3,868,625)
Accounts payable	(211,673)	(344,920)
Deferred revenue	—	(138,000)
Net cash (used in) provided by
operating activities	(714,388)	(410,903)

Cash flows from investing activities:

Acquisition of fixed assets	(6,319)	(7,577)

Net cash used in
investing activities	(6,319)	(7,577)

Cash flows from financing activities:
Decrease in related party indebtedness	(88,966)	416,000
Proceeds from acquisition and development notes		430,822
Repayments of acquisition and development notes		(416,558)
Repayments of real estate contract	(9,218)	—
Proceeds from preferred shares	415,000	—
Dividend paid	—	(30,000)
Net cash used in
financing activities	316,816	400,264

Net change in cash	(403,891)	(18,216)

Cash:
Beginning of period	468,069	158,834

End period	$64,178	$140,618

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$11,682	$76,256

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

Principles of Consolidation

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2006.

Real Estate Held for Resale

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

Interest

The Company capitalizes interest costs to real estate held for resale during development and construction. Capitalized interest is charged to cost of sales as the related lots are delivered to the buyer.

Fixed Assets and Depreciation

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

At June 30, 2006, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

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

Advertising Expenses

The Company expenses advertising expenses as incurred. Advertising expense for the three and six month periods ended June 30, 2006 and 2005.were $3,408 and $3,998 in 2006 and $0 and $0 in 2005, respectively.

FALCON RIDGE DEVELOPMENT, INC.
(FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

Notes to Consolidated Financial Statements
(Unaudited)

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at December 31, 2005 and no awards were granted in the six months ended June 30, 2006.

Income Taxes

In tax years December 31, 2004, the Company operated as a partnership, and therefore was exempt from taxation; instead, its earnings and losses are included in the personal returns of the members and taxed depending on the individual's personal tax situation. For the tax year December 31, 2005 the Company operated as a partnership through May 20, 2005 and as a "c" corporation for the period May 21, 2005 through December 31, 2005. The Company intends to file a consolidated tax return and will recognize the tax attributes on a consolidated basis. The Company has a consolidated tax loss of approximately $201,756, which is available to reduce taxable income in future years. Use of the loss will expire in 2021.

Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, and accounts payable at June 30,2006, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at June 30,2006, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

For the period ended June 30, 2005 100 percent of the Company's sales were to three homebuilders.

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

(2) Related Party Transactions

The Company conducts its operations in a building owned by an affiliate. During the three and six months ended June 30, 2006 and 2005, the Company recorded rent expense of $15,500 and $ 15,000 and $ 15,000.00 and $3,953, respectively. At June 30,2006 the Company owed rent in the amount of $15,500, which is included in accounts payable.

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

Indebtedness to related parties consisted of the following at June 30, 2006:

Note payable to Karen Duran, interest at 12%, principal and interest payable in annual installments of $17,000
Total financing under the agreement is $200,000	$191,000

Note payable to Karen Duran, interest at 8.5%, principal and interest payable May 25,2007
Total financing under the agreement is $150,000	150,000

Advances payable to Falcon Ridge Development LLC, an affiliate, payable on demand	628,099

Accrued interest payable	33,276

$1,002,375

FALCON RIDGE DEVELOPMENT, INC.
(FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

Notes to Consolidated Financial Statements
(Unaudited)

(3) Fixed Assets

Fixed assets consist of the following at June 30, 2006:

	Cost	Accumulated Depreciation

Software	$32,349	$1,302
Equipment	7,981	1,596

	$40,330	$2,898

Depreciation expense, included in selling, general and administrative expenses in the accompanying financial statements. For the three and six months ended June 30, 2006 and 2005, the Company recorded depreciation expense of $1,050 and $ 2,100 and $ 0 and $0 respectively.

(4) Real Estate Operations

The Company completed development of Sierra Norte I and II subdivisions in Rio Rancho, New Mexico in 2005. The Company is in the process of developing approximately 839 acres of raw land in the Belen, New Mexico referred to as "Spanish Trails." Spanish Trails is divided into three phases. Phase one consists of 43 acres of land subdivided into 84 home sites, and phase two consists of 96 acres of land subdivided into 357 home sites, and phase three consists of 700 acres of land subdivided into 1,239 home sites. Home sites will be sold to different builders or developed by the Company.

Real estate held for resale, consists of the following at June 30, 2006:

Land acquisition costs	$839,889
Land development costs	487,949
Capitalized interest	100,590

$1,428,428

(5) Note Payable

Note payable consists of the following at June 30, 2006:

Note payable to Toby and Mary Ann Cordova, with interest at 6.5 percent, principal and interest payable in semi-annual installments of $21,862, collateralized by a real estate contract
Total financing under the agreement is $435,000	$379,380

FALCON RIDGE DEVELOPMENT, INC.
(FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

Notes to Consolidated Financial Statements
(Unaudited)

(6) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period ended June 30, 2006:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.800%

0.00%

At June 30, 2006, the Company has a net operating loss carry forward for federal income tax purposes of approximately $201,756, which was fully allowed for in the valuation allowance of $50,035. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the period ended June 30, 2006 was $23,760.

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

(7) Shareholders' Deficit

Preferred Stock

On July 20, 2005, the Company established Series A Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

•	Shares are non-cumulative with a preference over common shares if and when a dividend is declared.

•
Shares are convertible into common stock at any time on the basis of 100 common shares for 1 share of preferred stock. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

FALCON RIDGE DEVELOPMENT, INC.
(FORMERLY POCKETSPEC TECHNOLOGIES, INC.)

Notes to Consolidated Financial Statements
(Unaudited)

•	Shares have a priority over common shares upon liquidation.

•	Shares are callable at any time by the Company at the original purchase price. The Preferred Shareholders will have thirty days thereafter to convert to common stock.

On April 15, the Company established Series B Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

•	Shares are non-cumulative with a preference over common shares if and when a dividend is declared.

•	Investor will receive interest of 12% per annum payable monthly for a period of eighteen months from the date of purchase.

•
Shares are convertible into common stock at any time on the basis of 75% of the average current bid price for the preceeding 20 days of the Company's receipt of notice to convert. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

•	Shares have a priority over common shares upon liquidation.

•
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

Our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed by mid-2006. When our platting plan receives final approval, we will be able to begin construction of the first phase of development of approximately 450 lots for single family homes. Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. As disclosed in our Form 8-K filed on October 25, 2005, we have an executed contract with DR Horton under which it will purchase approximately 150 designated completed lots in Phase II of our Spanish Trails project. When the lot development has been completed and accepted by the Valencia County, New Mexico, engineers and construction of the lots completed, the sale of those lots will be funded and closed. It is also our intention to initiate a home building division with remaining developed Spanish Trails project lots. We now expect to have initial models open in the Fall of 2006. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption. Simultaneously, we will be processing other parcels that are currently under purchase contracts in preparation for seeking entitlements and final plat approval from Valencia County authorities.

Since our master plan for the Spanish Trails project has many facets and the development includes not only residential lots but and recreational areas, our time frames and the order in which we begin various projects is highly dependent upon the market for the area and the need for specific areas to be completed and other uncontrollable items such as financing.

Results of Operations

Three and Six Month Periods Ended June 30, 2006 Compared to Three and Six Month Periods Ended June 30, 2005

We had no sales in the three and six month periods ended June 30, 2006. We are in a development phase and now anticipate sales in the late fall. All projects from prior periods have closed out. In 2005 we achieved revenues for the three and six months ended June 30, 2005 of $ 2,808,1590 and $ 5,824,945,respectively. In 2005, we had sold out phase one and began receiving revenue from phase two lot sales. Lot closings are tied to construction and completion or partial completion of the lots for the community and closings take place only after completion.

There is no significant change in our selling, general and administrative expenses for the three months ended June 30, 2006 and 2005.

Selling, general and administrative expenses for the six months ended June 30, 2006 and 2005.increased significantly to $264,756, compared to selling, general and administrative expenses of $191,490 for the six months ended June 30,2005. The major components of these expenses are salaries, payroll taxes and professional fees. We have significantly expanded our operations as a public company in 2006. This is reflected in the increased overhead. We expect that our costs of being a public company will lead to increased general and administrative expenses. in the future.

Due primarily to no lot sales and increased general and administrative expenses as a result of being a public company, we incurred a loss of $171,978 and $ 264,756 or $0.00 per share, for the three and six months ended June 30, 2006 compared to a net income of $242,804 and $ 244,841, or $0.00 per share, for the three and six months ended June 30,2005.

Our principal source of revenue will be the sales of lots and homes in our Spanish Trails project. In the future we will acquire other real estate development projects in other states as well as New Mexico.

Liquidity and Capital Resources

At June 30, 2006 our cash position was $64,178.

Our net cash used in operating activities was $714,388 for the six months ended June 30, 2006, compared to net cash used by operating activities of $410,907 for the six months ended June 30, 2005.

Our net cash used by investing activities was $6,319 for the six months ended June 30, 2006, compared to $7,577 of net cash used by investing activities for the six months ended June 30, 2005.

Our net cash provided by financing activities was $316,816 for the six months ended June 30, 2006, compared to $400,264 of net cash provided by financing activities for the six months ended June 30, 2005.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. Our chief financial officer and Falcon Ridge Development LLC (a related party) have loaned us funds for us to meet our obligations and to continue working on platting and preparing lots for home building. We cannot assure that such funding will be available in the future. In August 2005 we raised $400,000 and again in May 2006 we raised $415,000 from the private placement of convertible preferred stock, which has helped us with our working capital needs and allowed us to continue to use capital in seeking to develop our Spanish Trails project.

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

In addition, we now expect to begin building homes on our Spanish Trails project in late fall of 2006. This initiative will require working capital which we cannot assure will be available. We are negotiating with banks and other lenders to seek debt financing for this endeavor.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our chief executive officer and our chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are not effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Since our Company was acquired as a result of the Sierra Norte acquisition discussed above, and a new board and management was installed, only recently have we been able to timely file our Form 10-QSBs and 8Ks timely.In the past we missed deadlines for filing some Form 8-Ks due to non recognition of the events requiring the Form 8-Ks. Specifically, an advance made to Sierra Norte by our chief financial officer was not recorded on the books of the Company and three other lending arrangements to us by related parties were not reported in a timely manner on Form 8-K. As discussed in Item 5 herein, "Other Information," as a result of the failure to record the advance of $150,000 to one of our subsidiaries prior to the time such subsidiary was acquired by us, the Form 10-QSB for the quarter ended June 30, 2005 contained an error by understating liabilities of $150,000 and did not include expenses of $150,000.

The Form 10-QSB for the quarter ended June 30, 2005 was amended to reflect these adjustments. Management is in the process of completing the analysis and will adopt new policies and procedures to remedy the design and operations of our disclosure controls, including review and education concerning Form 8-K requirements. We acknowledge that a change with respect to financial controls has been made to alert us with respect to funding provided by related parties and that the changes in disclosure controls, particularly recognizing Form 8-K events, are ongoing. We expect these changes in internal controls will have a significant effect on our disclosure controls after the evaluation date and the date of this report.

Changes to Internal Controls include a reorganization of available staff to better segregate duties, acquisition and implementation of more sophisticated accounting software and a personnel plan to hire additional accounting and administrative staff. We have scheduled training for employees and management in critical areas to enhance their ability to perform the duties assigned to them.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.
10.1
Purchase Agreement - Spanish Trails, LLC and D.R. Horton* (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.) Previously filed.

10.2	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2005 - $150,000 previously filed.
10.3	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2005 - $200,000 previously filed.
10.4	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2005 - $66,000 previously filed.
14.1	Code of Ethics previously filed.
21.1	List of Subsidiaries previously filed.
23.1	Consents of experts
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	Additional Exhibits - None

______________

* Filed herewith.

(a)	Filed on May 25, 2005 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed on July 8, 2005 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

b.	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Falcon Ridge Development, Inc.
Dated: August 14, 2006	By:	/s/ Fred M. Montano
Fred M. Montano
President, Chief Executive Officer, and Director

Dated: August 14, 2006	By:	/s/ Karen Y. Duran
Karen Y. Duran
Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.
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

___________________

* Filed herewith.

(a) Filed on May 25, 2005 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b) Filed on July 8, 2005 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

Exhibit 31.1
CERTIFICATIONS

I, Fred M. Montano, certify that:

1.	I have reviewed the report being filed on Form 10-QSB by Falcon Ridge Development Inc.;

2.
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.
Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Falcon Ridge Development Inc. as of, and for, the periods presented in the report;

4.
I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Falcon Ridge Development Inc. and have:

i.
Designed such disclosure controls and procedures to ensure that material information relating to Falcon Ridge Development Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii.	Evaluated the effectiveness of Falcon Ridge Development Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

iii.	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
I and the other certifying officer have disclosed, based on our most recent evaluation, to the Falcon Ridge Development Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

i.
All significant deficiencies in the design or operation of internal controls which could adversely affect Falcon Ridge Development Inc.'s ability to record, process, summarize and report financial data and have identified Falcon Ridge Development Inc.'s auditors any material weaknesses in internal controls; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internalcontrols; and

6.
I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2006	/s/ Fred M. Montano
Fred M. Montano, Chief Executive Officer

Exhibit 31.2
CERTIFICATIONS

I, Karen Y. Duran, certify that:

1.	I have reviewed the report being filed on Form 10-QSB by Falcon Ridge Development Inc.;

2.
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.
Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Falcon Ridge Development Inc. as of, and for, the periods presented in the report;

4.
I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Falcon Ridge Development Inc. and have:

i.
Designed such disclosure controls and procedures to ensure that material information relating to Falcon Ridge Development Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii.	Evaluated the effectiveness of Falcon Ridge Development Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

iii.	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
I and the other certifying officer have disclosed, based on our most recent evaluation, to the Falcon Ridge Development Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

6.
All significant deficiencies in the design or operation of internal controls which could adversely affect Falcon Ridge Development Inc.'s ability to record, process, summarize and report financial data and have identified Falcon Ridge Development Inc.'s auditors any material weaknesses in internal controls; and

i.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internalcontrols; and

ii.
I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2006	/s/ Karen Y. Duran
Karen Y. Duran, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2004

In connection with the Quarterly Report of Falcon Ridge Development Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Fred M. Montano, Chief Executive Officer of the Company, certify, pursuant to
18 USC ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2004, that to the best of my knowledge and belief:

    (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2006	/s/ Fred M. Montano
Fred M. Montano, Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2004

In connection with the Quarterly Report of Falcon Ridge Development Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report'), Karen Duran, Chief Financial Officer of the Company, certify, pursuant to 18 USC ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2004, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2006	/s/ Karen Y. Duran
Karen Y. Duran, Chief Financial Officer