Form 10KSB
period 2006-09-30
Falcon Ridge Development Inc.
filed 2007-02-14
CIK 1065659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ("Act")

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

Commission File No. 0-28789

FALCON RIDGE DEVELOPMENT, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	84-1461919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5111 Juan Tabo Boulevard N.E.
Albuquerque, New Mexico	87111
(Address of principal executive offices)	(Zip code)

505.856.6043
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
.Common Stock, 0.001 par value	OTCBB

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

Revenues for the most recent fiscal year were $0

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2006, based upon the average high and low prices of such stock on that date was $3,798,925. Solely for purposes of the foregoing calculation all of the Registrant's directors and officers are deemed to be affiliates.

The Registrant has 3,761,312 shares of common stock outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format Yes |_| No |X|

FALCON RIDGE DEVELOPMENT, INC.
2006 ANNUAL REPORT ON FORM 10-KSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that relate to matters that are not historical facts that we refer to as "forward-looking statements" regarding, among other things, our business strategy, our prospects and our financial position. These statements may be identified by the use of forward-looking terminology such as "believes," "estimates, "expects, "intends," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussion of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

•	projections of future results of operations or financial condition;
•	expectations for our properties; and
•	expectation of the continued availability of capital resources.

  Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic, regulatory, and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf. Forward-looking statements should not be regarded as representations by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements.

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

PART I

Risk Factors

WE HAVE NO HISTORY OF PROFITABILITY FROM OUR DEVELOPMENT OF REAL ESTATE.

Sales of our real estate development properties may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability in the future. As of September 30, 2006, our accumulated deficit was $1,859,479. For the fiscal year ended September 30, 2006, we incurred a loss of $ 388,391. These losses have primarily resulted from:

A lack of funding for construction has resulted in an inability to produce lots for sale; and costs of operating a public company that included increased accounting and legal fees.

BECAUSE OF OUR LIMITED HISTORY AND THE POTENTIAL FOR COMPETITION, AN INVESTMENT IN US IS INHERENTLY RISKY.

Because we are a company with a limited history, our operations are subject to numerous risks similar to that of a start-up company. We expect the real estate development business to be highly competitive because many developers have access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. We cannot assure that we will have the necessary resources to be competitive.

WE MAY NOT BE ABLE TO CONDUCT SUCCESSFUL OPERATIONS IN THE FUTURE.

The results of our operations will depend, among other things, upon our ability to develop and market our properties. Furthermore, our proposed operations may not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

TO FULLY DEVELOP OUR BUSINESS PLAN, WE WILL NEED ADDITIONAL FINANCING.

For the foreseeable future, we expect to rely principally upon internal financing, although we have raised limited private placement funds during the past fiscal year and may be required to do so in the future. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. At the present time, we are negotiating bank and other financing institutions for the Spanish Trails Project.

IF WE FAIL TO EXPAND OUR CONTROLS AND INTEGRATE NEW PERSONNEL TO SUPPORT OUR ANTICIPATED GROWTH, OUR BUSINESS OPERATIONS WILL SUFFER.

Management is in the process of analyzing and adopting new policies and procedures to improve the design and operations of our disclosure controls, including review and education concerning Form 8-K requirements. We have changed our policy with respect to financial controls in order to alert us with respect to funding provided by related parties and changes in disclosure requirements.

WE ANTICIPATE THAT WE WILL BE SUBJECT TO INTENSE COMPETITION.

We will face intense competition in the development of real estate near Albuquerque, New Mexico. Many national developers have started developing in the nearby areas with similar developments.

WE LACK CAPITAL.

We currently lack the capital necessary to independently sustain our operations. Management is actively negotiating financing through lending institutions and other sources to meet its short term working capital needs and is negotiating long term capital options. There can be no guaranty that additional funds will be available. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment.

WE HAVE LIMITED HUMAN RESOURCES NECESSARY TO EXPAND OPERATIONS.

We have a small staff of skilled developers and supplement our human resource needs through sub-contracting. We are planning to acquire additional resources internally thereby reducing the use of sub-contractors and increasing direct control over our operations. If we are unable to acquire additional resources internally we will be forced to use sub-contractors that may or may not be available to work when and where we need them thereby limiting our ability to expand operations as we intend.

OUR ULTIMATE SUCCESS WILL BE DEPENDENT UPON MANAGEMENT, INCLUDING FRED M. MONTANO and KAREN Y. DURAN.

Our success is dependent upon the decision making of our directors and our executive officers, who are Fred M. Montano and Karen Y. Duran. These individuals intend to commit as much time as necessary to our business. The loss of any or all of these individuals could have a materially adverse impact on our operations. We have oral employment agreements with our officers and directors, but have not obtained key man life insurance on the lives of any of these individuals.

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR INITIAL PURCHASE PRICE.

There has been, and continues to be, a limited public market for our common stock. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares has not developed, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•
changes in market valuations of other real estate companies, particularly those that sell products similar to ours; announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of new design and planning enhancements that reduce the need for our products; and

•	departure of key personnel.

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

OUR COMMON STOCK HAS A LIMITED PUBLIC TRADING MARKET.

While our common stock currently trades in the Over-the-Counter Bulletin Board market, our market is limited and sporadic. We cannot assure that such a market will improve in the future, even if our securities are ever listed on the NASDAQ Small Cap Market or the American Stock Exchange. We cannot assure that an investor will be able to liquidate the investor’s investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. The relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH INVESTMENTS IN REAL ESTATE

The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

•	increases in interest rates;

•	a general tightening of the availability of credit;

•	a decline in the economic conditions in one or more of our primary markets;

•	an increase in competition for customers or a decrease in demand by customers;

•	an increase in supply of our property types in our primary markets;

•	declines in consumer spending during an economic recession that adversely affect our revenue; and

•
the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.

Additional factors may adversely affect the value of, and our income from, specific properties, including:

•	adverse changes in the perceptions of prospective purchasers of the attractiveness of the property;

•	opposition from local community or political groups with respect to development or construction at a particular site;
•	a change in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on use or requirements with respect to our property;

•	our inability to provide adequate management and maintenance or to obtain adequate insurance;

•	an increase in operating costs;

•	new development of a competitor's property in or in close proximity to one of our current markets; and

•	earthquakes, floods or underinsured or uninsured natural disasters.

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

WE ARE SUBJECT TO REAL ESTATE DEVELOPMENT RISKS

Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

•	an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

•	construction delays or cost overruns, either of which may increase project development costs;

•	an increase in commodity costs;

•	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;

If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.

WE ARE VULNERABLE TO CONCENTRATION RISKS BECAUSE OUR OPERATIONS ARE CURRENTLY ALMOST EXCLUSIVE TO THE ALBUQUERQUE, NEW MEXICO AREA MARKET.

Our real estate activities are almost entirely located in the Albuquerque, New Mexico area. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the Albuquerque economy greatly affects our sales and, consequently the underlying values of our properties. The Albuquerque economy is heavily influenced by conditions and employment in the defense industry and in government. A decrease in government supported projects through budget cuts or otherwise, could adversely affect the economy in our market. Rising interest rates may adversely affect our ability to sell lots and homes.

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

OUR OPERATIONS ARE SUBJECT TO AN INTENSIVE REGULATORY APPROVAL PROCESS.

Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, sub-division, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups are involved there is a high degree of uncertainty in obtaining these approvals.

THE REAL ESTATE BUSINESS IS VERY COMPETITIVE AND MANY OF OUR COMPETITORS ARE LARGER AND FINANCIALLY STRONGER THAN WE ARE.

The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S. Because we are a company with a limited history, our operations are subject to numerous risks similar to that of a start-up company. We cannot assure that we will have the necessary resources to be competitive.

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

Further acts of terrorism could be directed against the U.S. domestically or abroad, these acts of terrorism could be directed against properties and personnel of companies such as ours. Moreover, while our property and business interruption insurance covers damages to insured property directly caused by terrorism, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our common stock in ways that we cannot predict at this time.

Item 1. Description of Business

Introduction

Falcon Ridge Development, Inc. (the "Company" or “we” or “us”) is a Nevada corporation. Our principal business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We changed the domicile of the company from Colorado to Nevada on or about July 6, 2005 and changed our name from PocketSpec Technologies, Inc. to Falcon Ridge Development, Inc. We have two subsidiaries, Sierra Norte, LLC ("Sierra Norte") and Spanish Trails, LLC ("Spanish Trails"). We operate in the real estate industry and we primarily acquire tracts of raw land and develop them into residential lots for sale to homebuilders. We plan to expand our operations in 2007 into building entry level homes.

     On May 20, 2005, we completed a reverse acquisition transaction. We acquired Sierra Norte, a New Mexico limited liability company, which thereby became our wholly-owned subsidiary. Sierra Norte is a land development company in the Albuquerque, New Mexico area. Formerly, we were a technology company in the business of developing and marketing color comparison devices. We acquired Spanish Trails on July 6, 2005 as discussed below. Originally, we were incorporated as Monument Galleries, Inc., a Colorado corporation, on May 15, 1998.

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

     On July 6, 2005, we entered into an exchange of securities whereby we acquired 100% of the ownership of Spanish Trails, in exchange for the issuance of a total of 614,882,069 (pre-reverse split) of our common shares. As a result of the Spanish Trails acquisition, the former security holders of Spanish Trails acquired a majority of our outstanding shares of common stock, but we did not have a change of control because the owners of a majority of Spanish Trails were the executive officers and majority shareholders of the Company. After the exchange, 752,262,441 (pre-reverse split) shares of common stock were issued and outstanding.

Also, on July 6, 2005 we reincorporated our company to Nevada from Colorado and changed our name to Falcon Ridge Development Inc., after shareholder approval. In connection with the name change, we changed to a new trading symbol, FLRD.BB.

On August 10 we affected a 1 for 200 reverse split of our common stock. This reduced the authorized capital form 900,000,000 common shares to 4,500,000 common shares and the outstanding common shares from 752,262,441 to 3,761,312. We changed our trading symbol to FCNR.BB.

We are currently own the rights to 139 acres under e real estate contract with an individual. The land’s original platting significantly limited the number of useable lots. We are re-platting the entire 139 acres. 96 acres of our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed by late spring 2007. When our platting plan receives final approval, we will be able to begin construction of approximately 517 lots for single family homes.

Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. When the lot development plan has been completed and accepted by Valencia County, New Mexico , and construction of the lots completed, the sale of these lots will be currently funded and closed. It is also our intention to initiate a home building division, which will construct entry level homes with the remaining developed Spanish Trails project lots. We expect to have initial models open in the spring of 2007. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption.

We have not been involved in any bankruptcy, receivership, or similar proceeding.

(b) Business of the Issuer

We are in the real estate industry and acquire tracts of raw land and develop them into residential lots for sale to homebuilders. We plan to expand our operations in 2007 into homebuilding on our Spanish Trails lots.

Item 2. Description of Property

(a) The principal office of our company is located at 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We do not own the building that our principal offices are located; however we do sub-lease the building on a month to month tenancy.

Affiliated Party Lease -

Falcon Ridge Development LLC (a related party) leases our office space from Tucana LLC (a related party) for $5,250 per month through May 14, 2007 with annual escalations of $250 per month through May 14, 2008.

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

(c) Description of Real Estate and Operations

We currently own, under a real estate contract, 139 acres in Belen, New Mexico. We plan to develop lots for resale to third party builders and in the current year we plan to expand our operations to include offering and installing system built homes. The terms of the real estate contract and balance at September 30, 2006 are;

Note payable to Toby and Mary Ann Cordova, with interest at 6.5 percent, principal and interest payable in semi-annual installments of $21,862, collateralized by a real estate contract	Balance at September 30, 2006
Total financing under the agreement is $435,000	$ 370,311

Item 3. Legal Proceedings

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results. However, a former attorney has filed a complaint and obtained a default judgement against us for fees and costs in the approximate amount of $ 47,000. We believe that the judgement will be reversed and we will enter arbitration with the attorney. We have included $ 38,000 in these financial statements and the costs assessed by the attorney of approximately $ 9,000 are not included.

Item 4. Submission of Matters to a Vote of Security Holders

As permitted by Nevada corporate law, our majority shareholders acted by consent on August 10, 2006 to elect a board of directors that became effective on October 8, 2006.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Principal Market or Markets.

Since May 2001, our securities have been listed for trading in the Over-the-Counter market on the NASD's "Electronic Bulletin Board." We currently trade under the symbol FCNR.BB. The following table sets forth the high and low bid quotation for our common stock for each fiscal quarterly period of 2006 and 2005.

There is no market for our preferred stock.

 Bid Price ( Adjusted for a 200 for 1 split for periods prior to the split)

	High	Low
2006
First Quarter	$2.80	$1.00
Second Quarter	2.80	1.10
Third Quarter	6.60	1.01

2005
First Quarter	$8.60	$2.20
Second Quarter	12.00	3.20
Third Quarter	6.40	1.60
Fourth Quarter	5.00	1.60

(b) Approximate Number of Holders of Common Stock and Preferred Stock

As of September 30, 2006, we had a total of 3,761,312 shares of common stock outstanding. The number of holders of record of our common stock at that date was approximately 170.

As of September 30, 2006, we had a total of 354,000 shares of preferred stock outstanding. The number of holders of record of our preferred stock at that date was fourteen..

(c) Dividends

Holders of common stock and preferred stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein:

(d) nor do we anticipate paying dividends in the foreseeable future.

(e) Repurchases

We did not repurchase any of the common stock or preferred stock during the year.

(f) Issuance of Unregistered Stock

We issued 194,000 shares of preferred stock for $2.50 per share. Our preferred stock is not publicly traded.

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

Overview and History

We are a Nevada corporation with two subsidiaries, Sierra Norte, LLC ("Sierra Norte") and Spanish Trails, LLC ("Spanish Trails"). We are in the real estate industry and acquire tracts of raw land and develop them into residential lots for sale to homebuilders. We plan to expand our operations in 2007 into homebuilding on our Spanish Trails lots. Our executive offices are located in the Albuquerque, New Mexico area.

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

  On July 6, 2005, we entered into an exchange of securities whereby we acquired 100% of the ownership of Spanish Trails, in exchange for the issuance of a total of 614,882,069 (pre-reverse split) of our common shares. As a result of the Spanish Trails acquisition, the former security holders of Spanish Trails acquired a majority of our outstanding shares of common stock, but we did not have a change of control because the owners of a majority of Spanish Trails were the executive officers and majority shareholders of the Company. After the exchange, 752,262,441 (pre-reverse split) shares of common stock were issued and outstanding.

Also, on July 6, 2005 we reincorporated our company to Nevada from Colorado and changed our name to Falcon Ridge Development Inc., after shareholder approval. In connection with the name change, we changed to a new trading symbol, FLRD.BB.

On August 10 we affected a 1 for 200 reverse split of our common stock. This reduced the authorized capital form 900,000,000 common shares to 4,500,000 common shares and the outstanding common shares from 752,262,441 to 3,761,312. We changed our trading symbol to FCNR.BB.

Our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed by mid-2007. When our platting plan receives final approval, we will be able to begin construction of the first phase of development of approximately 517 lots for single family homes. Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. When the lot development has been completed and accepted by the Valencia County, New Mexico, engineers and construction of the lots completed, the sale of those lots will be funded and closed. It is also our intention to initiate a home building division on some of the remaining developed Spanish Trails project lots not sold to homebuilders. We expect to have initial models open in the Spring of 2007. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption.

Results of Operations

Nine Months Ended September 30, 2006 Compared to Year Ended December 31, 2005

We had no revenue for the nine months ended September 30, 2006 compared to revenues of $7,457,113 for the year ended December 31, 2005. This decrease was primarily attributable to our lack of project funding. In 2005, we had completed and sold out the Sierra Norte development.

Our costs of sales for the nine months ended September 30, 2006 was $ 0 compared to costs of sales of $6,979,677 for the year ended December 31, 2005. This decrease is due to having no lot sales in 2006. Our selling, general and administrative expenses for the nine months ended September 30, 2006 were $388,391, compared to selling, general and administrative expenses of $414,433 for the year ended December 31, 2005. The major components of these expenses are salaries, payroll taxes and professional fees. Since late in the second quarter we have expensed and increased amount of indirect payroll which results in a general increase in general and administration expenses. We have significantly expanded our operations as a public company in 2006. This is reflected in the increased overhead. We expect that our costs of being a public company will lead to increased general and administrative expenses. However, we do not expect to incur merger costs of the magnitude of the Sierra Norte acquisition $180,000 in the future.

Due primarily to increased lack of lot sales and increased general and administrative expenses as a result of being a public company, we incurred a loss of $388,391, or $0.00 per share, for the nine months ended September 30, 2006 compared to a loss of $119,297, or $0.00 per share, for the year ended December 31, 2005.

Our principal source of revenue in the near term is expected to be from 139 acres of land we own in the Spanish Trails project, which is being developed as discussed above. In this development, we plan to be a homebuilder as well as a land developer. The timeframe over which developed lots and /or homes will be sold may be several years. We have made deposits on additional in Oregon land that may be developed if the necessary capital and/ or financing becomes available.

Liquidity and Capital Resources

At September 30, 2006 our cash position was $3,754.

Our net cash used in operating activities was $774,165 for the nine months ended September 30, 2006, compared to net cash used by operating activities of $1,040,093 for the year ended December 31, 2005.

Our net cash used by investing activities was $6,319 for the nine months ended September 30, 2006, compared to $34,011 of net cash used by investing activities for the year ended December 31, 2005.

Our net cash provided by financing activities was $316,169 for the nine months ended September 30, 2006, compared to $1,383,339 of net cash provided by financing activities for the year ended December 31, 2005.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the nine months ended September 30, 2006, our chief financial officer and Falcon Ridge Development LLC (a related party) have loaned us funds for us to meet our some of our obligations and to continue working on platting and preparing lots for home building. We cannot assure that such funding will be available in the future. In May through September 2006, we raised $485,000 from the sale of Series B convertible preferred stock to independent individuals, which has helped us with our working capital needs and allowed us time to continue seeking additional capital and other financing allowing us to continue our Spanish Trails project.

The timing of the completion of the platting of our Spanish Trails project is not certain, so we cannot assure the timing of cash flow from lot sales. Thus, we may be faced with a working capital shortage. In that event we may be required to seek financing which may not be available or, if available, it could be on terms which are cost prohibitive to us.

In addition, we now expect to begin building homes on our Spanish Trails project in mid 2007. This initiative will require working capital which we cannot assure will be available. We are pursuing debt financing for this endeavor.

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

(b) Off-Balance Sheet Arrangements

We have no Off-Balance Sheet Arrangements

Item 7. Financial Statements

Reference is made to the financial statements, the notes, and the reports of our registered public accounting firm commencing on page F-1 of this report, which financial statements, notes, and reports are incorporated herein by reference.

FALCON RIDGE DEVELOPMENT INC.

Consolidated Financial Statements

September 30, 2006

FALCON RIDGE DEVELOPMENT, INC,

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Reissued Report of Independent Registered Public Accounting Firm (previous accountant)	F-2

Consolidated Balance Sheet at September 30, 2006	F-3

Consolidated Statements of Operations for the for the nine months and
twelve months ended September 30, 2006 and December 31, 2005	F-4

Consolidated Statements of Shareholders' Equity for the for the nine months and
twelve months ended September 30, 2006 and December 31, 2005	F-5

Consolidated Statements of Cash Flows for the for the nine months and twelve months
ended September 30, 2006 and December 31, 2005	F-6

Notes to Financial Statements	F-7

 Report of Independent Registered Public Accounting Firm

To the Board of Directors
Falcon Ridge Development Inc.:

We have audited the accompanying consolidated balance sheet of Falcon Ridge Development Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Falcon Ridge Development Inc. as of September 30, 2006, and the results of their operations and their cash flows for the nine months then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Falcon Ridge Development Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Falcon Ridge Development Inc. has not yet generated significant revenues, and is dependent upon raising capital from investors. Additionally, Falcon Ridge Development Inc. has incurred aggregate losses during the past two years of $537,271 and has no cash reserves. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments described in Note 9 that were applied to restate the 2005 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.

/s/Epstein, Weber & Conover, PLC
January 12, 2007 (except for Note 9,
as to which the date is February 12, 2007)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Falcon Ridge Development Inc.:

We have audited the consolidated balance sheet of Falcon Ridge Development Inc. (formerly PocketSpec Technologies, Inc.) and subsidiaries as of December 31, 2005 (not separately included herein), and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Falcon Ridge Development Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado

April 17, 2006

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED BALANCE SHEET

September 30, 2006

Assets

Real estate held for sale	$2,842,440
Fixed assets, net of accumulated depreciation	36,382
Cash	3,754

Other assets	220
Total assets	2,883,796

Liabilities and Shareholders' Equity

Liabilities
Indebtedness to related parties	$981,642
Note payable, long-term	370,311
Accounts payable	336,190

Retainage payable	100,000
Accrued expenses	45,795
Preferred Shares subject to mandatory redemption	485,000
Total liabilities	2,318,938

Shareholders' Equity
Preferred stock, Class A .0001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000

Common stock, $0.001 par value, 900,000,000 shares
authorized, 3,761,312 shares issued and
outstanding	752,262
Additional paid-in capital	899,420

Accumulated deficit	(1,486,824)

Total Shareholders' Equity	568,858

Total Liabilities and Shareholders' Equity	$2,883,796

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Month
	Period Ended	Year Ended
	September 30	December 31
	2006	2005
Lot sales:
Net sales	$—	$7,457,113
Costs of sales	—	(6,979,677)

Gross profit (loss)	—	477,436

Merger costs	—	180,000
Stock-based compensation	—	2,300
Selling, general and administrative expenses	510,091	414,433

Other Income:
Utility credits	(67,117)	—
Reduction in construction costs	(25,000)	—
	(92,117)	—

Loss (income) before provision for income taxes	(417,974)	(119,297)
Income taxes	—	—

Loss	(417,974)	(119,297)

Proforma adjustments:
Members' distributions (Note 2)	—	(30,000)
Income taxes	—	—
Proforma Loss	$(417,974)	$(149,297)

Loss per share	$—	$—

Weighted average number of shares outstanding (post split)	3,761,312	2,123,310

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Additional paid-in capital	Accumulated deficit	Total

Balance at
January 1, 2005	—	$—	100,000,000	$100,000	$210,644	$(882,288)	$(571,644)

Dividend distribution	—	—	—	—	—	(30,000)	(30,000)
Merger with PocketSpec
Technologies, Inc (Note 1)	—	—	37,265,372	37,265	—	(37,265)	—
Stock issuance for
Spanish Trails, LLC (Note 2) and (Note 9)	—	—	614,882,069	614,882	(210,644)	(402,238)	2,000
Compensation	—		115,000	115	2,185		2,300
Stock issuance for Cash	160,000	400,000	—	—	—	—	400,000
Adjustment for prior period ( Note 9)	—	—	—	—	897,235	402,238	1,299,473
Loss	—	—	—	—	—	(119,297)	(119,297)

Balance at
December 31, 2005	160,000	$400,000	752,262,441	$752,262	$899,420	$(1,068,850)	$982,832

Balance at
January 1, 2006	160,000	$400,000	752,262,441	$752,262	$899,420	$(1,068,850)	$982,832
Stock issuance for cash	194,000	485,000	—	—	—	—	485,000
Reclassified to preferred stock subject to mandatory redemption	—	(485,000)	—	—	—	—	(485,000)
Reverse split	—	—	(748,501,129)	—	—	—	—
Loss	—	—	—	—	—	(417,974)	(417,974)

Balance at
September 30, 2006	354,000	$400,000	3,761,312	$752,262	$899,420	$(1,486,824)	$564,858

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net income/loss	$(417,974)	$(119,297)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,150	798
Changes in operating assets and liabilities,
excluding effects of business combinations:
Land development costs	(369,138)	3,509,704
Prepaid expenses	13,540	(13,540)
Other current assets	—	45,241
Acquisition and development notes	—	(4,051,172)
Accounts payable	42,990	(98,413)
Accrued liabilities	(35,504)	—
Retainage payable	(51,627)	—
Stock based compensation	—	2,300
Deferred revenue	—	(315,714)
Net cash (used in) provided by
operating activities	(814,563)	(1,040,093)

Acquisition of fixed assets	(6,319)	(34,011)

Net cash used in
investing activities	(6,319)	(34,011)

Cash flows from financing activities:
Decrease in related party indebtedness	(109,696)	1,013,339
Repayments of real estate contract	(18,737)	—
Proceeds from preferred shares	485,000	400,000
Dividend paid	—	(30,000)

Net cash used in	356,567	1,383,339
financing activities

Net change in cash	(464,315)	309,235

Cash:
Beginning of period	468,069	158,834

End period	$3,754	$468,069

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$48,395	$19,452

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.
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

Going Concern

The Company experienced significant operating losses during 2006 and 2005, of $417,974 and $119,297 respectively. The Company has a working capital deficit and implementation of its business plan is dependent upon its ability to raise additional capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be successful in raising additional capital and that it has assets available to securitize debt should the Company look to borrow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

 FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at September 30, 2006.

Real Estate Held for Sale

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

The company reviews the fair value less costs to sell of land under development at the end of each reporting cycle and where the carrying value of the asset is not recoverable and exceeds its fair value an impairment loss will be recognized.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

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

At September 30, 2006, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

Impairment or Disposal of Long-Lived Assets
The Company evaluates real estate projects and other long-lived assets on an individual basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our real estate projects, long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists the carrying value of the asset will be reduced by an allowance for the amount of the impairment. There is no impairment in 2006 or 2005.

Advertising Expenses

The Company expenses advertising expenses as incurred. Advertising expense for the nine month period ended September 30, 2006 and the twelve month period ended December 31,  2005 were $7,378 and $ 3,673 respectively.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at December 31, 2005 and no awards were granted in the nine months ended September 30, 2006.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets that are not expected to be recovered from future operations.

In tax year December 31, 2005, the Company operated as a partnership through May 20, 2005 and as a "c" corporation for the period May 21, 2005 through December 31, 2005 and therefore was exempt from taxation; instead, its earnings and losses are included in the personal returns of the members and taxed depending on the individual's personal tax situation. The Company is the sole member of its two subsidiaries and consequently includes their activity in its return on a consolidated basis. The Company has a tax loss of approximately $259, 536 which is available to reduce taxable income in future years. Use of the loss will expire in 2022.
Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, accounts payable, and preferred shares with mandatory redemption at September 30,2006, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at September 30, 2006, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

For the period ended December 31, 2005 100 percent of the Company's sales were to three homebuilders.

Pro Forma Provision for Salary Distributions and Income Taxes

The accompanying statement of operations for the year ended December 31, 2005, includes pro forma adjustments to reflect as salaries, distributions to officers/shareholders that were made while the Company operated as an LLC, and to reflect an estimated provision for income taxes. Prior to the reverse acquisition, the Company was taxed as a partnership and, consequently, was not subject to income tax. The effective income tax rate used on the pro forma adjustments is that estimated had the Company been a C corporation.

Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate. The settlement amount under SFAS 150 at September 30, 2006 would have been 640,264 shares at a bid price of $ 1.01 per share or $ 646,666.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

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

(2) Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the nine months ended September 30, 2006 and twelve months ended December 31, 2005, the Company recorded rent expense of $46,250 and $ 60,000, respectively. At September 30, 2006 the Company owed rent in the amount of $ 25,250, which is included in accounts payable.

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

Indebtedness to related parties consisted of the following at September 30, 2006:

Note payable to Karen Duran, interest at 8.5%, principal and interest payable in annual installments of $17,000
Total financing under the agreement is $200,000	$191,000

Note payable to Karen Duran, interest at 8.5%, principal and interest payable May 25,2007
Total financing under the agreement is $150,000	150,000

Advances payable to Falcon Ridge Development LLC, an affiliate, payable on demand	620,806

Accrued interest payable	19,.836

$981,642

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

(3) Fixed Assets

Fixed assets consist of the following at September 30, 2006:

	Cost	Accumulated Depreciation

Software	$32,349	$1,953
Equipment	7,981	1,995

	$40,330	$3,948

Depreciation expense is included in selling, general and administrative expenses in the accompanying financial statements. For the nine month period ended September 30, 2006 and the twelve month period ended December 31, 2005, the Company recorded depreciation expense of $3,150 and $ 798 respectively.

(4) Real Estate Operations

The Company completed development of Sierra Norte I and II subdivisions in Rio Rancho, New Mexico in 2005. The Company is in the process of developing approximately 139 acres of raw land in the Belen, New Mexico referred to as "Spanish Trails." Spanish Trails consists of 139 acres of land platted into approximately 517 home sites. Home sites will be sold to different builders or developed by the Company.

Real estate held for resale, consists of the following at September 30, 2006:

Land acquisition costs	$2,186,033
Land development costs	565,225
Capitalized interest	92,182

$2,843,440

(5) Note Payable

Note payable consists of the following at September 30, 2006:

Note payable to Toby and Mary Ann Cordova, with interest at 6.5 percent, principal and interest payable in semi-annual installments of $21,862, collateralized by a real estate contract due 2-18-2019
Total financing under the agreement is $435,000	$ 370,311

Aggregate maturities required on long-term debt at September 30, 2006, are as follows:

Year ending September 30,
2007	$19,975
2008	21,294
2009	22,702
2010	24,201
2011 and thereafter	282,139
$370,311

(6) Income Taxes and Change in Estimate

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period ended September 30, 2006:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.800%

0.00%

At September 30, 2006, the Company has a net operating loss carry forward for federal income tax purposes of approximately $259,536, which was fully allowed for in the valuation allowance of $64,364. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the period ended September 30, 2006 was $14,329. The Company had no material temporary differences other than the net operating loss carryforwards.

Because of various stock transactions during 2005, management believes the Company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carry forward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carry forward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carry forward will expire in 2027.

For the year ended December 31, 2005 the company estimated that the company would have a loss for income taxes purposes and therefore reported no provision. In 2006 the company received information regarding the decisions made by the partnership that resulted in its reporting a loss on its final return, the company had anticipated the partnership would report income thereby reducing the amount taxable to the company. As a result of that decision the company incurred a tax liability of $ 50,184 that will be recovered by carrying back a loss from this year.

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
Notes to Consolidated Financial Statements

•	Shares have a priority over common shares upon liquidation.

•	Shares are callable at any time by the Company at the original purchase price. The Preferred Shareholders will have thirty days thereafter to convert to common stock.

8) Preferred Shares subject to mandatory redemption
The features of our Series B Preferred Stock and determined that it falls within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate. The value of the liability is fixed at the stated value of $485,000. However, the number of common shares into which the preferred shares are convertible is inversely related to changes in the Company’s common stock. Although the potential conversion could conceivably require the Company to issue a number of shares in excess of its authorized limit, the Company does not believe that its liability recorded at September 30, 2006, associated with the Series B preferred stock is appropriate in that such obligation would not exceed the aggregate stated value.

On April 15, the Company established Series B Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

•	Shares are non-cumulative with a preference over common shares if and when a dividend is declared.

•	Investor will receive a dividend of 12% per annum payable monthly for a period of eighteen months from the date of purchase.

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

•
Shares are callable by the Company at any time after 12 months of issuance of Preferred B shares at the original purchase price. The Preferred Shareholders will have sixty days thereafter to convert to common stock. The shares will be repurchased after eighteen months for the original issue price.

9)    Correction of an Error in Previously Issued Financial Statements

The Company restated its financial statements for the year ended December 31, 2005 to correct errors identified before and during a regulatory review of the Company’s financial statements and reflect certain corresponding changes described below. There was a increase of $ 1,299,473 in real estate held for resale and an increase in additional paid in capital of $ 897,235 and a reduction in the Accumulated deficit of $ 402,238.

As described in Note 7, we acquired Spanish Trails LLC for 614,882,250 shares on July 6, 2005. The transaction was originally recorded at predecessor cost. It has been determined that the transaction should have been recorded at fair value. In determining fair value the company considered an appraisal by a certified appraiser prepared for the company’s banker and additional corroborating values from a local real estate professional. The appraisal was based on a revised plat with 441 smaller lots on an “as is” basis. The company applied the fair value to 296 larger lots based on the original plat, as acquired by STLLC.

The Company restated its financial statements for the year ended December 31, 2005 to correct errors identified before and during a regulatory review of the Company’s financial statements and reflect certain corresponding changes described below. There was a increase of $ 1,299,473 in real estate held for resale and an increase in additional paid in capital of $ 897,235 and a reduction in the Accumulated deficit of $ 402,238.

This restatement also corrects the presentation of the Consolidated Statement of Changes in Shareholders’ Equity resulting from the acquisition described above.

The following table shows the effect of the restatements on the Balance Sheet from this restatement:

	As	As
	Reported	Restated
Assets
Cash	$468,069	468,069
Real estate held for resale	1,174,829	2,474,302
Property and equipment, net of accumulated depreciation	33,213	33,213
Prepaid expenses	13,540	13,540
Other assets	220	220
Total assets	$1,689,871	2,989,344

Liabilities and Shareholders' Deficit

Liabilities
Indebtedness to related parties	$1,091,338	1,091,338
Note payable, current portion	18,737	18,737
Note payable, long-term portion	370,311	370,311
Accounts payable	293,200	293,200
Retainage payable	151,627	151,627
Accrued expenses	81,299	81,299

	2,006,512	2,006,512

Shareholders' deficit
Preferred stock,Class A no par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000	400,000

Common stock, $0.001 par value, 900,000,000 shares
authorized, 752,262,441 shares issued and
outstanding	752,262	752,262
Additional paid-in capital	—	899,420

Accumulated deficit	(1,468,903)	(1,068,850)

Total shareholders' deficit	(316,641)	982,832

Total liabilities and shareholders' deficit	$1,689,871	2,989,344

10)  Subsequent Events

On December 22, 2006 the Company issue a Promissory Note for $ 200,000, repayable with interest calculated at 10% per annum on the receipt of $ 5,000,000 from a private placement of securities or six months whichever comes first. The note may be extended for ninety days with the payment of a two percent renewal fee.

During the period October 1, 2006 through January 12, 2007 the company issued the following shares;

250,000 Restricted common shares for services with a par value of $250.

5,000,000 Restricted common shares as compensation to Fred Montano our CEO with a par value of $ 5,000.

5,000,000 Restricted common shares as compensation to Karen Duran our CFO with a par value of $ 5,000.

435,000 of free trading common stock for services with a par value of $435 and a stated market value of $ 374,100

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

On May 9,2006 we appointed Epstein Weber & Conover,PLC as our accountant. Our agreement with our prior accountants expired. Cordovano and Honeck, LLP rendered an opinion on our audit for our fiscal 2005.

There were no disagreements between us and Cordovano and Honeck, LLP with respect to our accounting principals or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the former Certifying Accountant's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. The opinion of Cordovano and Honeck, LLP for the fiscal year ended 2005 is unqualified and their report for fiscal year ended 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. We have authorized Cordovano and Honeck, LLP to respond fully to inquiries of Epstein Weber & Conover,PLC concerning our financial statements.

Item 8A. Controls and Procedures

Management is responsible is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this report, our chief executive officer and our chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Since our Company has been acquired as a result of the Sierra Norte acquisition discussed above, and a new board and management has been installed, we have been able to timely file our Form 10-QSBs and our Form 8-Ks. Management is in the continuing process of analyzing and adopting new policies and procedures to improve the design and operations of our disclosure controls, We acknowledge that a change with respect to financial controls has been made to alert us with respect to funding provided by related parties and that the changes in disclosure controls, particularly recognizing Form 8-K events, are ongoing. We expect these changes in internal controls will have a significant effect on our disclosure controls after the evaluation date and the date of this report.

Changes to Internal Controls include a reorganization of available staff to better segregate duties, acquisition and implementation of more sophisticated accounting software and a personnel plan to hire additional accounting and administrative staff. We continue to schedule training for employees and management in critical areas to enhance their ability to perform the duties assigned to them.

Item 8B. Other Information

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended September 30, 2006 that was not so reported.

Part III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table provides information regarding our directors and executive officers and key employees of Falcon Ridge Development, Inc. as of September 30, 2006:

Name	Age	Position
Fred M. Montano	54	Chief Executive Officer, President and Chairman of the Board

Karen Y. Duran	64	Chief Financial Officer and Secretary/Treasurer

Sebastian Ramirez	52	Director

Troy Duran	41	Director

Fred Montano, has been our chairman of the board, chief executive officer and president since May 2005. He also was our treasurer from May to June, 2005. Mr. Montano holds a New Mexico real estate broker’s license. Since the late 1980’s, he has concentrated on identification and acquisition of developable properties, engineering land plans, obtaining entitlements for projects, and managing the construction and sale of finished lots to builders. Until 1997, he performed this service for developers and builders; thereafter, he acted on his own behalf as managing member of Falcon Ridge Development, LLC, a private New Mexico real estate development company. From 1977 to 1989, he acted as a broker in commercial real state sales and management of income producing properties and owned and operated a fee property management company. From 1977 to 1980, he worked as a residential sales agent.

Karen Duran, has been our secretary since May 2005 and our treasurer and chief financial officer since June 2005. Since 1997, she has been an owner of Falcon Ridge Development, LLC. Before that, she did real estate development on behalf of client home builders. She is a licensed New Mexico real estate broker. Ms. Duran is the mother of Troy Duran, a director of Falcon Ridge.

Troy Duran, has been a director since June 2005. Mr. Duran is a communications and marketing specialist, with more than 23 years experience in broadcast advertising. He has owned a radio production company, specializing in imaging and voice-over work, since 2002. From 2000 to 2002, he was the production director for KMOX, news talk radio in St. Louis, Missouri. Mr. Duran is the son of Ms. Duran, our secretary, treasurer and chief financial officer.

Sebastian Ramirez, has been a director since June 2005. Since 1999, he has been president of Sebastian R. Ramirez Advisors, a consulting firm specializing in market research and analysis, market development, and strategic planning. Since 2004, he has also been a partner in Cascade Design and Development, a company offering professional architectural, engineering, and planning services to public and private sectors in New Mexico. From 1993 to 1998, he was president of Rampart Development Corporation, a diversified firm offering full service engineering, land development, and financial planning services to public and private sector clients in New Mexico. From 1996 to 2001, Mr. Ramirez served on the board of trustees of the University of New Mexico. From 1991 to 1993, he served on the New Mexico Quincentenary Commission. From 1991 to 1992, he was on the advisory committee of the New Mexico Border Development Authority. Mr. Ramirez holds a bachelor of arts in political science from the University of New Mexico, and has done post-graduate work on a master’s degree from that same institution.

Our Company does not have an audit committee.

We are not required to have an audit committee and we do not have an independent financial expert. Our chief operating and financial officers oversee daily operations and report directly to the board. Currently, we are conducting a search for an independent financial expert to serve on the board and form an audit committee.

Item 10. Executive Compensation

The following table sets forth information regarding the compensation paid by Falcon Ridge Development to each of the following individuals for services rendered in all capacities for the years indicated:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Fred M. Montano CEO	2006 2005 2004	$23,000 $ 4,000 $ 8,000	$0.00	$0.00	$0.00	0	$0.00	$0.00
Karen Y. Duran..CFO	2006 2005 2004	$23,000 $24,000 $ 8,000	$0.00	$0.00	$0.00	0	$0.00	$0.00
___________

       (1) See Item 9 above which describes the principal positions of the named executives.

Compensation of Directors;

We do not compensate our Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our shareholders have not authorized the issuance of any common stock or preferred stock under equity compensation plans. Nor do we plan on requesting the shareholders to approve such compensation arrangements.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2006, for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table, that such persons have direct interest in and voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

As of September 30, 2006, there were 3,761,312 shares of our common stock outstanding and 160,000 shares of our Series A convertible preferred stock outstanding. The convertible preferred stock is convertible at the option of the holder into ½ to 1 a share of common stock. The convertible preferred stock does not have a dividend but has a preference in liquidation over our common stock.

As of September 30, 2006, there were 194,000 shares of our Series B convertible preferred stock outstanding. The Series B convertible preferred stock is convertible at the option of the holder into common stock at75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. The Series B convertible preferred stock is paid interest at 12% per annum. The convertible preferred stock does not have a dividend but has a preference in liquidation over our common stock.

hares are convertible into common stock at any time on the basis of 75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations.

	Number of Shares			Percentage
Stockholder	Common	Preferred	Common	Preferred

Fred M. Montano(1)(2)	1,845,370	0	49%	0%

Karen Y. Duran(1)(2)	1,547,856	0	41.1%	0%

Sebastian Ramirez(1)	0	0	0%	0%

Troy Duran(1)	0	0	0%	0%

All executive officers and directors as a group	3,393,226	0	80%	0%

____________________

(1)	The business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111.

(2)
Ms. Duran and Mr. Montano are co-owners of Real Estate Services, Inc., which holds of record 227,873 (post reverse split) shares of common stock. By virtue of Ms. Duran's 50% ownership of Real Estate Services, Inc. and her position with it as an officer, Ms. Duran may be deemed to be the beneficial owner of all f the shares of Common Stock held of record by Real Estate Services, Inc. However, she expressly disclaims ownership of 50% of the shares of the common stock held of record by Real Estate Services, Inc. By virtue of Mr. Montano's 50% ownership of Real Estate Services, Inc. and his position with it as an officer, Mr. Montano may be deemed to be the beneficial owner of all of the shares of common stock held of record by Real Estate Services, Inc. However, he expressly disclaims ownership of 50% of the shares of the common stock held of record by Real Estate Services, Inc. Real Estate Services Inc. is the owner of Falcon Ridge Development, LLC, which owns of record 307,441 shares of common stock.

Item 12. Certain Relationships and Related Transactions

  On May 20, 2005, we completed an acquisition transaction. We acquired Sierra Norte, LLC, a New Mexico limited liability company, which became our wholly-owned subsidiary. Sierra Norte, LLC is a land development company in the Albuquerque, New Mexico area. Our president and director, Mr. Fred Montano, and our secretary/treasurer, Ms. Karen Duran, members of Sierra Norte, LLC, received, respectively, 165,000 (post reverse split) and 135,000 (post reverse split) shares of our common stock as a result of the acquisition. Please see the discussion under “Change of Control,” above. Mr. Troy Duran, one of our directors, is the son of Ms. Karen Duran. He did not receive shares in the acquisition transaction.

On July 6, 2005, we acquired 100% of the ownership of Spanish Trails, LLC, a New Mexico limited liability company. In exchange for that ownership, we issued 3,074,410 (post reverse split) shares of our common stock, 1,197,186 of which were issued to our president and a director, Fred Montano, and 979,671 of which were issued to our secretary, treasurer and chief financial officer, Karen Duran. Mr. Troy Duran, one of our directors, is the son of Ms. Karen Duran. He did not receive shares in the transaction.

On June 1, 2005, Karen Duran, our secretary, treasurer and chief financial officer, loaned our subsidiary, Sierra Norte LLC, $200,000. The loan carries interest at a rate of 8.5% per year. The current principal is $191,000. The loan is repayable in annual installments of $17,000. Unpaid principal will accrue interest at a rate of 12% annually until paid. The purpose of the loan was to provide working capital for the company. The promissory note evidencing the debt provides that the following events will constitute a default: (1) failure of the borrower to pay the principal and any accrued interest, (2) filing of bankruptcy proceedings involving the borrower as a debtor, (3) application for appointment of a receiver for the borrower, (4) making a general assignment for the benefit of the borrower’s creditors, (5) the insolvency of borrower, (6) a misrepresentation by the borrower to the lender for the purpose of obtaining or extending credit, or (7) death of the lender. No principal payments were made in 2006.

On June 19, 2005, Karen Duran, our secretary, treasurer and chief financial officer, loaned our subsidiary, Sierra Norte LLC, $66,000. The loan carried interest at a rate of 8.5% per year. The loan was repaid in 2005.

On May 20, 2005, Karen Duran, our secretary, treasurer and chief financial officer, loaned our subsidiary, Sierra Norte LLC, $150,000. The loan carries interest at a rate of 8.5% per year. The principal of $150,000 and interest are due and payable on May 25, 2007. The unpaid principal after the due date accrues interest at a rate of 12% annually until paid. The purpose of the loan was to provide working capital for the company. The promissory note evidencing the debt provides that the following events will constitute a default: (1) failure of the borrower to pay the principal and any accrued interest, (2) filing of bankruptcy proceedings involving the borrower as a debtor, (3) application for appointment of a receiver for the borrower, (4) making a general assignment for the benefit of the borrower’s creditors, (5) the insolvency of borrower, (6) a misrepresentation by the borrower to the lender for the purpose of obtaining or extending credit, or (7) death of the lender. No principal payments were made in 2006.

Falcon Ridge Development, LLC, 50% of which is beneficially owned by our president and chief executive officer, Fred Montano, and 50% of which is beneficially owned by our secretary, treasurer and chief financial officer, Karen Duran, loans us working capital. At December 31, 2005, the outstanding advances totaled $731,060. At September 30, 2006, the outstanding advances totaled $615,006. The advances are, and any future advances are expected to be, unsecured and all are expected to carry an interest rate which has not yet been determined. The highest balance outstanding during the year was $735,805.

Item 13.  Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC, Filed on May 25, 2005 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

2.2
Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC, Filed on July 8, 2005 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

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

10.1
Purchase Agreement - Spanish Trails, LLC and D.R. Horton (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.) Previously filed.

10.2	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2005 - $150,000

10.3	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2005 - $200,000

10.4	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2005 - $66,000

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consents of experts

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99	Additional Exhibits - None
__________________

* Filed herewith.

Item 14. Principal Accountant Fees and Services

   The company's principal accountant Epstein Weber & Conover LLP billed us $ 10,150 in fees for Falcon ridge Development Inc.’s Form 10Q for March and June 2006. They billed us $ 4,500 for income tax compliance work for our Form 1120 for 2005 and $ 4,355 for review and discussion about SEC comment letters.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   FALCON RIDGE DEVELOPMENT, INC.

   By: /s/ Fred M. Montano
    Fred M. Montano
    Chief Executive Officer

   By: /s/ Karen Y. Duran
    Karen Y. Duran
    Chief Financial Officer

Date: February 14, 2007

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title     Date

/s/ Fred M. Montano        Chairman of the Board   February 14, 2007
Fred M. Montano          of Directors and Chief
                      Executive Officer

/s/ Karen Y. Duran                       Chief Financial Officer             February 14, 2007
Karen Y. Duran

/s/ Sebastian Ramirez                    Director                February 14, 2007
Sebastian Ramirez

/s/ Troy Duran                              Director               February 14, 2007
Troy Duran

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC, filed on May 25, 2005 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

2.2
Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC, filed on July 8, 2005 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

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

10.1
Purchase Agreement - Spanish Trails, LLC and D.R. Horton (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.) Previously filed.

10.2	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2005 - $150,000

10.3	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2005 - $200,000

10.4	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2005 - $66,000

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consents of experts

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99	Additional Exhibits - None
__________________

* Filed herewith.