Form 10QSB
period 2006-12-31
Falcon Ridge Development Inc.
filed 2007-02-20
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2006

Commission File Number     000-28789

Falcon Ridge Development Inc.
(Exact name of registrant as specified in its charter)

Nevada	84-1461919
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5111 Juan Tabo Boulevard N.E. Albuquerque, New Mexico	87111
(Address of principal executive offices)	(zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,441,312shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FALCON RIDGE DEVELOPMENT, INC.
BALANCE SHEET
(Unaudited)

Assets

Real estate held for development and sale	$2,944,291
Fixed assets, net of accumulated depreciation	34,805
Cash	159,947
Other assets	220
Total assets	$3,139,263
Liabilities and Shareholders' Equity

Liabilities
Indebtedness to related parties	$1,033,008
Notes payable	570,311
Accounts payable	467,740
Retainage payable	100,000
Accrued expenses	62,030
Preferred Shares subject to manadatory redemption	485,000
Total liabilities	2,718,089

Shareholders' Equity
Preferred stock,Class A .0001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000

Common stock, $0.001 par value, 900,000,000 shares
authorized, 14,011,312 shares issued and
outstanding	752,262
Additional paid-in capital	909,670

Accumulated equity	(1,640,758)

Total Liabilities and Shareholders' Equity	421,174

$3,139,263

See Notes to Financial Statements

FALCON RIDGE DEVELOPMENT, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31
	2006	2005

Lot sales:
Net sales	$—	$643,969
Costs of sales	—	(689,730)

Gross profit (loss)	—	(45,761)

Selling, general and administrative expenses	153,934	214,568

Loss before provision for income taxes	(153,934)	(260,329)

Income taxes	—	—

Loss	(153,934)	(260,329)

Loss per share	$—	$—

Weighted average number of shares outstanding	3,117,647	593,163

See Notes to Financial Statements

FALCON RIDGE DEVELOPMENT, INC.
STATEMENT OF SHAREHOLDER'S DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Par value	Shares	Par value	capital	deficit	Total

Balance at
October 1, 2005	160,000	$400,000	752,147,441	$752,147	$38,418	$(808,498)	$382,067

Adjustment for acquisition of
Spanish Trails, LLC (Note 2)	—	—	—	—	(38,418)	—	(38,418)
Compensation	—		115,000	115	2,185	—	2,300
Effect of reverse split 8-06	—	—	(748,501,129)	—	—	—	—
Effect of STLLC restatement	—	—	—	—	897,235	402,238	1,299,473
Loss	—	—	—	—	—	(662,590)	(662,590)

Balance at
December 31,2005	160,000	$400,000	3,761,312	$752,262	$899,420	$(1,068,850)	$982,832

Balance at
Octobert 1, 2006	160,000	$400,000	3,761,312	$752,262	$899,420	$(1,486,824)	$564,858
Stock issuance for compensation			10,250,000	10,250	—	—	10,250
Loss	—	—	—	—	—	(153,934)	(153,934)

Balance at
December 31, 2006	160,000	$400,000	14,011,312	$762,512	$899,420	$(1,640,758)	$421,174

See Notes to Financial Statements

FALCON RIDGE DEVELOPMENT, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Period Ended
	December 31
	2006	2005
Cash flows from operating activities:
Net income/loss	$(153,934)	$(260,329)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,577	394
Changes in operating assets and liabilities,
excluding effects of business combinations:
Land development costs	(100,851)	(1,014,250)
Prepaid expenses	—	(13,540)
Accounts payable	131,550	124,815
Accrued liabilities	16,235	81,299
Retainage payable	—	(55,335)
Stock based compensation	10,250	115
Deferred revenue	—	(196,500)

Net cash (used in) provided by operating activities	(95,173)	(1,333,331)

Cash flows from investing activities:

Acquisition of fixed assets	—	(26,030)

Net cash used in investing activities	—	(26,030)

Cash flows from financing activities:
Decrease in related party indebtedness	51,366	1,183,557
Repayments of notes payable	—	(81,650)
Increase in other assets	—	(220)
Proceeds from short term note	200,000	—

Net cash used in financing activities	251,366	1,101,687

Net change in cash	156,193	(257,674)

Cash:
Beginning of period	3,754	323,505

End period	$159,947	$65,831

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$29,778	$19,452

See Notes to Financial Statements

FALCON RIDGE DEVELOPMENT, INC.

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

Going Concern

The Company experienced significant operating losses during the three months ended December 31, 2006 and 2005, of $153,934 and $260,329 respectively. The Company has a working capital deficit and implementation of its business plan is dependent upon its ability to raise additional capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be successful in raising additional capital and that it has assets available to securitize debt should the Company look to borrow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2006 and 2005.

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

At December 31, 2006, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

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

Advertising Expenses

The Company expenses advertising expenses as incurred. Advertising expense for the three month period ended December 31, 2006 and 2005 was $ 3,011 and $ 3,085 respectively.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at December 31, 2006 and 2005 respectively.

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

Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, accounts payable, and preferred shares with mandatory redemption at December 31,2006, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at December 31, 2006, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

For the period ended December 31, 2005 100 percent of the Company's sales were to three homebuilders.

Pro Forma Provision for Salary Distributions and Income Taxes

The accompanying statement of operations for the period ended December 31, 2005, includes pro forma adjustments to reflect as salaries, distributions to officers/shareholders that were made while the Company operated as an LLC, and to reflect an estimated provision for income taxes. Prior to the reverse acquisition, the Company was taxed as a partnership and, consequently, was not subject to income tax. The effective income tax rate used on the pro forma adjustments is that estimated had the Company been a C corporation.

Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate. The settlement amount under SFAS 150 at December 31, 2006 would have been approximately 615,873 shares at a low bid price of $ 1.05 per share or $ 646,666.

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

(2) Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the three months ended December 31, 2006 and 2005, the Company recorded rent expense of $15,750 and $ 15,000, respectively. At December 31, 2006 the Company owed rent in the amount of $ 21,000, which is included in accounts payable.

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

Indebtedness to related parties consisted of the following at December 31, 2006:

Note payable to Karen Duran, interest at 8.5%, principal and interest payable in annual installments of $17,000
Total financing under the agreement is $200,000	$191,000

Note payable to Karen Duran, interest at 8.5%, principal and interest payable May 25,2007
Total financing under the agreement is $150,000	150,000

Advances payable to Falcon Ridge Development LLC, an affiliate, payable on demand	663,181

Accrued interest payable	28,827

$1,033,008

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(3) Fixed Assets

Fixed assets consist of the following at December 31, 2006:
	Cost	Accumulated Depreciation

Software	$32,349	$3,131
Equipment	7,981	2,394

	$40,330	$5,525

Depreciation expense is included in selling, general and administrative expenses in the accompanying financial statements. For the three month period ended December 31, 2006 and 2005 the Company recorded depreciation expense of $1,577 and $ 798 respectively.

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

Real estate held for resale, consists of the following at December 31, 2006:

Land acquisition costs	$2,186,033
Land development costs	660,576
Capitalized interest	97,682

$2,944,291

(5) Notes Payable

Note payable consists of the following at December 31, 2006:

Note payable to Toby and Mary Ann Cordova, with interest at 6.5 percent, principal and interest payable in semi-annual installments of $21,862, collateralized by a real estate contract due 2-18-2019
Total financing under the agreement is $435,000	$370,311

Note payable to an individual, repayable with interest calculated at 10% per annum on the receipt of $ 5,000,000 from a private placement of securities or six months whichever comes first. The note may be extended for ninety days with the payment of a two percent renewal fee.

Total financing under the agreement is $200,000	200,000
$570,311

Aggregate maturities required on long-term debt at December 31, 2006, are as follows:

Year ending December 31,
2007	$219,975
2008	21,294
2009	22,702
2010	24,201
2011 and thereafter	282,139
$570,311

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(6) Income Taxes and Change in Estimate

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period ended September 30, 2006:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.800%

0.00%

At September 30, 2006, the Company has a net operating loss carry forward for federal income tax purposes of approximately $413,470, which was fully allowed for in the valuation allowance of $102,540. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the period ended December 31, 2006 was $38,176. The Company had no material temporary differences other than the net operating loss carryforwards.

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

(8)     Preferred Shares subject to mandatory redemption

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

(9)  Subsequent Event

On January 11, 2007 the company issued the following shares;

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

Results of Operations

Three Months Ended December 31,2006 Compared to 2005

We had no revenue for the three months ended December 31, 2006 compared to revenues of $643,969 for the three months ended December 31, 2005. This decrease was primarily attributable to our lack of project funding. In 2005, we had completed and sold out the Sierra Norte development.

Our costs of sales for the three months ended December 31, 2006 was $ 0 compared to costs of sales of $689,730 for the three months December 31, 2005. This decrease is due to having no lot sales in 2006. Our selling, general and administrative expenses for the three months ended December 31, 2006 were $153,934, compared to selling, general and administrative expenses of $214,568 for the three months December 31, 2005. The major components of these expenses are salaries, payroll taxes and professional fees. We have reduced payroll in period ended December 31, 2006. We expect to increase our staff in the near future as development activity picks up.

Due primarily to increased lack of lot sales and increased general and administrative expenses as a result of being a public company, we incurred a loss of $153,934, or $0.00 per share, for the three months ended December 31, 2006 compared to a loss of $260,329, or $0.00 per share, for the three months ended December 31, 2005.

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

Liquidity and Capital Resources

At December 31, 2006 our cash position was $159,947.

Our net cash used in operating activities was $95,173 for the three months ended December 31, 2006, compared to net cash used by operating activities of $33,858 for the three months ended December 31, 2005.

Our net cash used by investing activities was $ 0 for the three months ended December 31, 2006, compared to $26,030 of net cash used by investing activities for the three months ended ended December 31, 2005.

Our net cash provided by financing activities was $251,366 for the three months ended December 31, 2006, compared to $204,452 of net cash provided by financing activities for the three months ended December 31, 2005.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the three months ended December 31, 2006, our chief financial officer and Falcon Ridge Development LLC (a related party) have loaned us funds for us to meet our some of our obligations and to continue working on platting and preparing lots for home building. We cannot assure that such funding will be available in the future. In December we secured $200, 000 in bridge financing which has helped us with our working capital needs and allowed us time to continue seeking additional capital and other financing allowing us to continue our Spanish Trails project.

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

ITEM 3. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this report, our chief executive officer and our chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Since our Company has been acquired as a result of the Sierra Norte acquisition discussed above, and a new board and management has been installed, we have been able to timely file our Form 10-QSBs and our Form 8-Ks. Management is in the continuing process of analyzing and adopting new policies and procedures to improve the design and operations of our disclosure controls, We acknowledge that a change with respect to financial controls has been made to alert us with respect to funding provided by related parties and that the changes in disclosure controls, particularly recognizing Form 8-K events, are ongoing. We expect these changes in internal controls will have a significant effect on our disclosure controls after the evaluation date and the date of this report.

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

Falcon Ridge Development, Inc.
Dated: January 20, 2007	By:	/s/ Fred M. Montano
Fred M. Montano
President, Chief Executive Officer, and Director

Dated: January 20, 2007	By:	/s/ Karen Y. Duran
Karen Y. Duran
Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.
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