Form 10QSB/A
period 2006-03-31
Falcon Ridge Development Inc.
filed 2007-02-21
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB/A
(Amendment #1)

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

FALCON RIDGE DEVELOPMENT, INC,
Index to Consolidated Financial Statements
(Unaudited)

Page

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

FALCON RIDGE DEVELOPMENT, INC.
Consolidated Balance Sheet
(unaudited)
March 31, 2005

Assets

Real estate held for sale	$2,623,922
Fixed assets, net of accumulated depreciation	38,482
Cash	10,276
Prepaid expenses	2,500
Other assets	220
Total assets	$2,675,400

Liabilities and Shareholders' Equity

Liabilities
Indebtedness to related parties	$1,095,852
Note payable, long-term	379,830
Accounts payable	148,214
Retainage payable	100,000
Accrued expenses	61,450
Total liabilities	1,785,346

Shareholders' equity
Preferred stock,Class A no par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000

Common stock, $0.001 par value, 900,000,000 shares
authorized, 752,262,441 shares issued and
outstanding	752,262
Additional paid-in capital	899,420

Accumulated deficit	(1,161,628)

Total Shareholders equity	890,054

Total liabilities and shareholders' equity	$2,675,400

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31
	2006	2005

Lot sales:
Net sales	$—	$3,016,786
Costs of sales	—	(2,870,987)

Gross profit (loss)	—	145,799

Selling, general and administrative expenses	92,778	16,844

Loss (income) before provision for income taxes	(92,778)	128,955
Income taxes	—	—

Loss	(92,778)	128,955

Proforma adjustments:
Members' distributions (note 2)	—	(30,000)
Income taxes	—	—
Proforma Loss	$(92,778)	$98,955

Loss per share	$—	$—

Weighted average number of shares outstanding	752,262,441	100,000,000

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Par value	Shares	Par value	capital	deficit	Total
Balance at
January 1, 2005	—	$—	100,000,000	$100,000	$210,644	$(882,288)	$(571,644)

Dividend distribution	—	—	—	—	—	(30,000)	(30,000)
Merger with PocketSpec
Technologies, Inc (Note 1)	—	—	37,265,372	37,265	—	(37,265)	0
Stock issuance for
Spanish Trails, LLC (Note 2)	—	—	614,882,069	614,882	(210,644)	(402,238)	2,000
Compensation			115,000	115	2,185		2,300
Stock issuance for Cash	160,000	400,000					400,000
Restatement adjustment (note 9)	—		—	—	897,235	402,238	1,299,473
Loss	—		—	—	—	(119,297)	(119,297)

Balance at
December 31, 2005	160,000	$400,000	752,262,441	$752,262	$899,420	$(1,068,850)	$982,832

Balance at
January 1, 2006	160,000	$400,000	752,262,441	$752,262	$899,420	$(1,068,850)	$982,832

Loss	—	—	—	0	0	(92,778)	(92,778)

Balance at
March 31, 2006	160,000	$400,000	752,262,441	$752,262	$899,420	$(1,161,628)	$890,054

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Period Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income/loss	$(92,778)	$128,955
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,050	—
Changes in operating assets and liabilities,
excluding effects of business combinations:
Land development costs	(149,620)	1,321,175
Prepaid expenses	11,040	—
Other current assets	—	(57,588)
Acquisition and development notes	—	(1,589,511)
Accounts payable	(216,462)	310,789
Deferred revenue	—	(78,500)
Net cash (used in) provided by
operating activities	(446,770)	35,320

Cash flows from investing activities:

Acquisition of fixed assets	(6,319)	(7,577)

Net cash used in
investing activities	(6,319)	(7,577)

Cash flows from financing activities:
Proceeds from related party indebtedness	4,514	—
Repayments of related party indebtedness	—	(50,000)
Repayments of real estate contract	(9,218)
Dividend paid	—	(30,000)
Net cash used in
financing activities	(4,704)	(80,000)

Net change in cash	(457,793)	(52,257)

Cash:
Beginning of period	468,069	158,835

End period	$10,276	$106,578

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$7,019	$—

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

Interest
The Company capitalizes interest costs to real estate held for sale during development and construction. Capitalized interest is charged to cost of sales as the related lots are delivered to the buyer. Interest costs totaling $8,529 and $146,230 were capitalized to real estate held for sale during the periods ended March 31, 2006 and 2005, respectively.

Fixed Assets and Depreciation
Fixed assets are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: software, 5 years; equipment, 5 years.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

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
$1,095,852

(3) Fixed Assets

Fixed assets consist of the following at March 31, 2006:

		Accumulated
	Cost	Depreciation
Software	$32,349	$651
Equipment	7,981	1,197
	$40,330	$1,848

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Depreciation expense, included in selling, general and administrative expenses in the accompanying financial statements, was $1,050 and $-0- in 2006 and 2005, respectively.

(4) Real Estate Operations

The Company completed development of Sierra Norte I and II subdivisions in Rio Rancho, New Mexico in 2005. The Company is currently in the process of developing approximately 139 acres of raw land in Belen, New Mexico referred to as "Spanish Trails."

Real estate held for sale, consists of the following at March 31, 2006:

Land acquisition costs	$2,106,002
Land development costs	461,234
Capitalized interest	56,596
$2,623,922

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

FALCON RIDGE DEVELOPMENT, INC.

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

o Shares are convertible into common stock at any time on the basis of 100 common shares for 1 share of preferred stock. This conversion rateis subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

On April 15, the Company established Series B Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

ཉ	Shares are non-cumulative with a preference over common shares if and when a dividend is declared.

ཉ	Investor will receive a dividend of 12% per annum payable monthly for a period of eighteen months from the date of purchase.

ཉ
Shares are convertible into common stock at any time on the basis of 75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

ཉ	Shares have a priority over common shares upon liquidation.

ཉ
Shares are callable by the Company at any time after 12 months of issuance of Preferred B shares at the original purchase price. The Preferred Shareholders will have sixty days thereafter to convert to common stock. The shares will be repurchased after eighteen months for the original issue price.

As of May 9, 2006 the company has received $ 200,000 in subscriptions.

9: Correction of an Error in Previously Issued Financial Statements

The Company restated its financial statements for the year ended December 31, 2005 to correct errors identified before and during a regulatory review of the Company’s financial statements and reflect certain corresponding changes described below. There was a increase of $ 1,299,473 in real estate held for sale and an increase in additional paid in capital of $ 897,235 and a reduction in the Accumulated deficit of $ 402,238.

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

This restatement also corrects the presentation of the Consolidated Statement of Changes in Shareholders’ Deficit resulting from the acquisition described above.

The following table shows the effect of the restatements on the Balance Sheet from this restatement:

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

	As	As
	Reported	Restated
Assets
Cash	$468,069	468,069
Real estate held for sale	1,174,829	2,474,302
Property and equipment, net of accumulated depreciation	33,213	33,213
Prepaid expenses	13,540	13,540
Other assets	220	220
Total assets	$1,689,871	2,989,344

Liabilities and Shareholders' Equity (Deficit)

Liabilities
Indebtedness to related parties	$1,091,338	1,091,338
Note payable, current portion	18,737	18,737
Note payable, long-term portion	370,311	370,311
Accounts payable	293,200	293,200
Retainage payable	151,627	151,627
Accrued expenses	81,299	81,299

	2,006,512	2,006,512

Shareholders' equity (deficit)
Preferred stock,Class A no par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000	400,000

Common stock, $0.001 par value, 900,000,000 shares
authorized, 752,262,441 shares issued and
outstanding	752,262	752,262
Additional paid-in capital	2,185	899,420

Accumulated deficit	(1,471,088)	(1,068,850)

Total shareholders' equity (deficit)	(316,641)	982,832

Total liabilities and shareholders' equity (deficit)	$1,689,871	2,989,344

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
_______________
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

Falcon Ridge Development, Inc.

Dated: February 21, 2007	By:	/s/ Fred M. Montano
Fred M. Montano President, Chief Executive Officer, and Director

Dated: February 21, 2007	By:	/s/ Karen Y. Duran
Karen Y. Duran Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.

3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.

3.3	Articles of Organization of Sierra Norte, LLC previously filed.

3.4	Operating Agreement of Sierra Norte, LLC previously filed.

3.5	Articles of Organization of Spanish Trails, LLC previously filed.

3.6	Operating Agreement of Spanish Trails, LLC previously filed.

4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.

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
_______________
* Filed herewith.

(a) Filed on May 25, 2005 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b) Filed on July 8, 2005 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

-