Form 10QSB/A
period 2006-06-30
Falcon Ridge Development Inc.
filed 2007-02-21
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB/A
Amendment #1

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

FALCON RIDGE DEVELOPMENT, INC.
BALANCE SHEET
(Unaudited)

Assets

Real estate held for sale	$2,727,901
Fixed assets, net of accumulated depreciation	37,432
Cash	64,178
Prepaid expenses	—
Other assets	220
Total assets	$2,829,731

Liabilities and Shareholders' Equity

Liabilities
Indebtedness to related parties	$1,002,372
Note payable, long-term	379,830
Accounts payable	155,062
Retainage payable	100,000
Accrued expenses	59,391
Preferred stock subject to mandatory redemption	415,000
Total liabilities	2,111,655

Shareholders' Equity
Preferred stock,Class A .0001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000

Common stock, $0.001 par value, 900,000,000 shares
authorized, 752,262,441 shares issued and
outstanding	752,262

Additional paid-in capital	899,420

Accumulated equity	(1,333,606)

Total Liabilities and Shareholders' Deficit	(718,076)

$2,829,731

See Notes to Consolidated Financial Statements

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

See Notes to Consolidated Financial Statements

FALCON RIDGE DEVELOPMENT, INC.
STATEMENT OF SHAREHOLDER'S DEFICIT
(Unaudited)

	Preferred Stock Shares	Par value	Common Stock Shares	Par Value	Additional paid-in capital	Accumulated deficit	Total

Balance at January 1, 2005	—	$—	100,000,000	$100,000	$210,644	$(882,288)	$(571,644)

Dividend distribution	—	—	—	—	—	(30,000)	(30,000)
Merger with PocketSpec
Technologies, Inc (Note 1)	—	—	37,265,372	37,265	—	(37,265)	—
Stock issuance for
Spanish Trails, LLC (Note 2)	—	—	614,882,069	614,882	(210,644)	(402,238)	2,000
Compensation	—		115,000	115	2,185		2,300
Stock issuance for Cash	160,000	400,000	—	—	—	—	400,000
Adjustment for prior period (note 9)	—	—	—	—	897,235	402,238	1,299,473
Loss	—	—	—	—	—	(119,297)	(119,297)

Balance at December 31, 2005	160,000	$400,000	752,262,441	$752,262	$899,420	$(1,068,850)	$982,832)

Balance at January 1, 2006	160,000	$400,000	752,262,441	$752,262	$899,420	$(1,068,850)	$982,832)

Stock issuance for Cash	166,000	415,000	—	—	—	—	415,000
Reclassified preferred stock subject to mandatory redemption	—	(415,000)	—	—	—	—	(415,000)
Loss	—	—	—	—	—	(264,756)	(264,756)

Balance at June 30, 2006	326,000	$815,000	752,262,441	$752,262	$899,4205	$(1,333,606)	$718,076)

See Notes to Consolidated Financial Statements

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

.

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

Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate. The settlement amount under SFAS 150 at June 30, 2006 would have been 640,264 shares at a bid price of $ 1.20 per share or $ 538,889.

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

Real estate held for development and sale, consists of the following at June 30, 2006:

Land acquisition costs	$2,139,362
Land development costs	512,322
Capitalized interest	76,217

$2,727,901

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

0.00%

At June 30, 2006, the Company has a net operating loss carry forward for federal income tax purposes of approximately $201,756, which was fully allowed for in the valuation allowance of $50,035. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the period ended June 30, 2006 was $23,760. . The Company had no material temporary differences other than the net operating loss carryforwards.
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

The features of our Series B Preferred Stock and determined that it falls within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate. The value of the liability is fixed at the stated value of $485,000. However, the number of common shares into which the preferred shares are convertible is inversely related to changes in the Company’s common stock. Although the potential conversion could conceivably require the Company to issue a number of shares in excess of its authorized limit, the Company does not believe that its liability recorded at June 30, 2006, associated with the Series B preferred stock is appropriate in that such obligation would not exceed the aggregate stated value.

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

(9) Correction of an Error in Previously Issued Financial Statements

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

Falcon Ridge Development, Inc.
Dated: Februrary 21, 2007	By:	/s/ Fred M. Montano
Fred M. Montano
President, Chief Executive Officer, and Director

Dated: Februrary 21, 2007	By:	/s/ Karen Y. Duran
Karen Y. Duran
Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.
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