Form 10QSB
period 2007-03-31
Falcon Ridge Development Inc.
filed 2007-05-02
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,616,233 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Index to Consolidated Financial Statements
(Unaudited)

Page

Consolidated Balance Sheet (unaudited) at March 31, 2007	3

Consolidated Statements of Operations (unaudited), for the three months and six months
ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows (unaudited) , for the six months ended March 31, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Balance Sheet
(Unaudited)

Assets

Real estate held for development and sale	$2,987,369
Fixed assets, net of accumulated depreciation	33,228
Cash	345
Other assets	220
Total assets	$3,021,162

Liabilities and Shareholders' Equity

Liabilities
Indebtedness to related parties	$1,123,928
Notes payable	560,483
Accounts payable	443,849
Retainage payable	90,000
Accrued expenses	71,724
Preferred shares subject to mandatory redemption	485,000

2,774,984

Shareholders' Equity
Preferred stock,Class A .0001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000

Common stock, $0.001 par value, 50,000,000 shares
authorized, 14,616,233 shares issued and
outstanding	763,117
Additional paid-in capital	1,268,790

Accumulated deficit	(2,185,729)

246,178

Total Liabilities and Shareholders' Equity	$3,021,162

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006

Lot sales:
Net sales	$—	$—	$—	$643,969
Costs of sales	—	—	—	(689,730)

Gross profit (loss)	—	—	—	(45,761)

Compensation paid in stock	369,800		380,225	2,300
Selling, general and administrative expenses	175,171	(92,778)	318,680	350,830

Loss (income) before provision for income taxes	(544,971)	(92,778)	(698,905)	(353,130)
Income taxes	—	—	—	—
Loss	$(544,971)	$(92,778)	$(698,905)	$(353,130)

Loss per share	$—	$—	$—	$—

Weighted average number of shares outstanding……...…	14,533,137	3,761,233	11,310,079	3,761,233

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Period Ended
	March 31
	2007	2006
Cash flows from operating activities:
Net income/loss	$(698,905)	$(353,130)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,154	1,444
Changes in operating assets and liabilities,
excluding effects of business combinations:
Land development costs	(143,929)	(305,053)
Stock based compensation	380,225	2,300
Prepaid expenses	—	(2,500)
Retainage payable	—	(106,962)
Accrued liabilities	—	61,450
Accounts payable	123,588	(20,171)
Deferred revenue	—	(196,500)
Net cash (used in) provided by
operating activities	(335,867)	(919,122)

Cash flows from investing activities:

Acquisition of fixed assets	—	(32,349)

Net cash used in
investing activities	—	(32,349)

Cash flows from financing activities:
Decrease in related party indebtedness	142,286	729,330
Repayments of notes payable	(9,828)	(90,868)
Increase in other assets	—	(220)
Proceeds from note payable	200,000	—
Net cash used in
financing activities	332,458	638,242

Net change in cash	(3,409)	(313,229)

Cash:
Beginning of period	3,754	323,505

End period	$345	$10,276

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$12,035	$4,278

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

Going Concern

The Company experienced significant operating losses during the three and six months ended March 31, 2007 and 2006, of $544,971, $92,778 and $698,905 and $353,130 respectively. The Company has a working capital deficit and implementation of its business plan is dependent upon its ability to raise additional capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be successful in raising additional capital and that it has assets available to securitize debt should the Company look to borrow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2007 and 2006.

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

At March 31, 2007, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

Impairment or Disposal of Long-Lived Assets

The Company evaluates real estate projects and other long-lived assets on an individual basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our real estate projects, long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists the carrying value of the asset will be reduced by an allowance for the amount of the impairment. There is no impairment in 2007 or 2006.

Advertising Expenses

The Company expenses advertising expenses as incurred. Advertising expense for the three and six months ended March 31, 2007 and 2006 was $ 1,041, $590 and $4,052 and $3,086 respectively.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at March 31, 2007 and 2006 respectively.

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

In tax year December 31, 2005, the Company operated as a partnership through May 20, 2005 and as a "c" corporation for the period May 21, 2005 through December 31, 2005 and therefore was exempt from taxation; instead, its earnings and losses are included in the personal returns of the members and taxed depending on the individual's personal tax situation. The Company is the sole member of its two subsidiaries and consequently includes their activity in its return on a consolidated basis. The Company has a tax loss of approximately $941,005 which is available to reduce taxable income in future years. Use of the loss will expire in 2027.

Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, accounts payable, and preferred shares with mandatory redemption at March 31, 2007, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at March 31, 2007, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

For the period ended March 31, 2006 100 percent of the Company's sales were to three homebuilders.

Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate. The settlement amount under SFAS 150 at March 31, 2007 would have been approximately 584,769 shares at a average bid price of $ 1.106 per share or $ 619,855.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements

New Accounting Standards

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2006. This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 did not have a material impact on the Company's financial statements.

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

(2) Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the three and six months ended March 31, 2007 and 2006, the Company recorded rent expense of $15,750, $15,000and $31,500 and $30,000, respectively. At March 31, 2007 the Company owed rent in the amount of $ 21,000, which is included in accounts payable.

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Indebtedness to related parties consisted of the following at March 31, 2007:

Note payable to Karen Duran, interest at 8.5%, principal and interest payable in annual installments of $17,000
Total financing under the agreement is $200,000	$191,000

Note payable to Karen Duran, interest at 8.5%, principal and interest payable May 25,2007
Total financing under the agreement is $150,000	150,000

Advances payable to shareholders, payable on demand	107,032

Advances payable to Falcon Ridge Development LLC, an affiliate, payable on demand	638,274

Accrued interest payable	37,622

$1,123,928

(3) Fixed Assets

Fixed assets consist of the following at March 31, 2007:

	Cost	Accumulated Depreciation

Software	$32,349	$4,309
Equipment	7,981	2,793

	$40,330	$7,102

Depreciation expense is included in selling, general and administrative expenses in the accompanying financial statements. For the three and six months ended March 31, 2007 and 2006 the Company recorded depreciation expense of $1,577, $1,050 and $3,154 and $1,444 respectively.

(4) Real Estate Operations

The Company completed development of Sierra Norte I and II subdivisions in Rio Rancho, New Mexico in 2006. The Company is in the process of developing approximately 139 acres of raw land in the Belen, New Mexico referred to as "Spanish Trails." Spanish Trails consists of 139 acres of land platted into approximately 517 home sites. Home sites will be sold to different builders or developed by the Company.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Real estate held for resale, consists of the following at March 31, 2007:

Land acquisition costs	$2,186,033
Land development costs	697,743
Capitalized interest	103,593

$2,987,369

(5) Note Payable long term

Note payable consists of the following at March 31, 2007:

Note payable to Toby and Mary Ann Cordova, with interest at 6.5 percent, principal and interest payable in semi-annual installments of $21,862, collateralized by a real estate contract due 2-18-2019
Total financing under the agreement is $435,000	$360,483

Note payable to an individual, repayable with interest calculated at 10% per annum on the receipt of $ 5,000,000 from a private placement of securities or six months whichever comes first. The note may be extended for ninety days with the payment of a two percent renewal fee.

Total financing under the agreement is $200,000	200,000
$560,483

Aggregate maturities required on long-term debt at March 31, 2007, are as follows:

Year ending March 31,
2008	$220,624
2009	21,987
2010	23,439
2011	24,987
2012 and thereafter	269,446
$560,483

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(6) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period ended March 31, 2007:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.800%

0.00%

At March 31, 2007, the Company has a net operating loss carry forward for federal income tax purposes of approximately $941,005, which was fully allowed for in the valuation allowance of $233,369. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the six month period ended March 31, 2007 is $173,328. The Company had no material temporary differences other than the net operating loss carry-forwards.

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

ཉ	Shares have a priority over common shares upon liquidation.

ཉ	Shares are callable at any time by the Company at the original purchase price. The Preferred Shareholders will have thirty days thereafter to convert to common stock.

8) Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock and determined that it falls within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate. The value of the liability is fixed at the stated value of $485,000. However, the number of common shares into which the preferred shares are convertible is inversely related to changes in the Company’s common stock. Although the potential conversion could conceivably require the Company to issue a number of shares in excess of its authorized limit, the Company does not believe that its liability recorded at March 31, 2007, associated with the Series B preferred stock is appropriate in that such obligation would not exceed the aggregate stated value.

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

On August 10 we affected a 1 for 200 reverse split of our common stock. This reduced the authorized capital form 900,000,000 common shares to 4,500,000 common shares and the outstanding common shares from 752,262,441 to 3,761,233. We changed our trading symbol to FCNR.BB.

Our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed by mid-2007. When our platting plan receives final approval, we will be able to begin construction of the first phase of development of approximately 517 lots for single family homes. Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. When the lot development has been completed and accepted by the Valencia County, New Mexico, engineers and construction of the lots completed, the sale of those lots will be funded and closed. It is also our intention to initiate a home building division on some of the remaining developed Spanish Trails project lots not sold to homebuilders. We expect to have initial models open in the Spring of 2008. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption.

Results of Operations

Three and Six Months Ended March 31,2007 Compared to 2006

We had no revenue for the three and six months ended March 31, 2007 compared to revenues of $643,969 for the three and six months ended March 31, 2006. This decrease was primarily attributable to our lack of project funding. In 2005, we had completed and sold out the Sierra Norte development.

Our costs of sales for the three and six months ended March 31, 2007 was $ 0 compared to costs of sales of $689,730 for the three and six months March 31, 2006. This decrease is due to having no lot sales in 2006. Our selling, general and administrative expenses for the three and six months ended March 31, 2007 were $544,971 and $153,934, compared to selling, general and administrative expenses of $ 92,778 and $350,130 for the three and six months ended March 31, 2006. The significant increase in the three months ended March 31, 2007 was caused primarily by compensation for construction and mortgage consulting in the amount of $ 369,800. Other major components of these expenses are salaries, payroll taxes and professional fees. We have reduced payroll in periods after March 31, 2006. We expect to increase our staff in the near future as development activity picks up.

Due primarily to increased lack of lot sales and increased general and administrative expenses as a result of being a public company, we incurred a loss of $ $544,971 or $0.00 per share and $698,905, or $0.00 per share, for the three and six months ended March 31, 2007 compared to a loss of $92,778 or $0.00 per share and $350,130, or $0.00 per share, for the three and six months ended March 31, 2006.

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

Liquidity and Capital Resources

At March 31, 2007 our cash position was $345.

Our net cash used in operating activities was $335,867 for the six months ended March 31, 2007, compared to net cash used by operating activities of $919,122 for the six months ended March 31, 2006.

Our net cash used by investing activities was $ 0 for the six months ended March 31, 2007, compared to $32,349 of net cash used by investing activities for the six months ended March 31, 2006.

15
Our net cash provided by financing activities was $332,458 for the six months ended March 31, 2007, compared to $638,242 of net cash provided by financing activities for the six months ended March 31, 2006.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the six months ended March 31, 2007, our chief financial officer, chief executive officer and Falcon Ridge Development LLC (a related party) have loaned us funds for us to meet our some of our obligations and to continue working on platting and preparing lots for home building. We cannot assure that such funding will be available in the future. In December we secured $200, 000 in bridge financing which has helped us with our working capital needs and allowed us time to continue seeking additional capital and other financing allowing us to continue our Spanish Trails project.

The timing of the completion of the platting of our Spanish Trails project is not certain, so we cannot assure the timing of cash flow from lot sales. Thus, we may be faced with a working capital shortage. In that event we may be required to seek financing which may not be available or, if available, it could be on terms which are cost prohibitive to us.

In addition, we now expect to begin building homes on our Spanish Trails project in mid 2008. This initiative will require working capital which we cannot assure will be available. We are pursuing debt financing for this endeavor.

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

10.2	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2006 - $150,000 previously filed.
10.3	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2006 - $200,000 previously filed.
10.4	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2006 - $66,000 previously filed.
14.1	Code of Ethics previously filed.
21.1	List of Subsidiaries previously filed.
23.1	Consents of experts
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	Additional Exhibits - None

______________

* Filed herewith.

(a)	Filed on May 25, 2006 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed on July 8, 2006 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

b.	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Falcon Ridge Development, Inc.
Dated: May 2, 2007	By:	/s/ Fred M. Montano
Fred M. Montano
President, Chief Executive Officer, and Director

Dated: May 2, 2007	By:	/s/ Karen Y. Duran
Karen Y. Duran
Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.
10.1
Purchase Agreement - Spanish Trails, LLC and D.R. Horton* (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.) Previously filed.

10.2	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2006 - $150,000 previously filed.
10.3	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2006 - $200,000 previously filed.
10.4	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2006 - $66,000 previously filed.
14.1	Code of Ethics previously filed.
21.1	List of Subsidiaries previously filed.
23.1	Consents of experts
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	Additional Exhibits - None

___________________

* Filed herewith.

(a) Filed on May 25, 2006 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b) Filed on July 8, 2006 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.