Form 10QSB
period 2007-06-30
Falcon Ridge Development Inc.
filed 2007-08-14
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number 000-28789

Falcon Ridge Development Inc.

(Exact name of registrant as specified in its charter)

Nevada	84-1461919
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5111 Juan Tabo Boulevard N.E. Albuquerque, New Mexico	87111
(Address of principal executive offices)	(zip code)

(702) 386-5379
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

Index to Consolidated Financial Statements
(Unaudited)

Page

Consolidated Balance Sheet (unaudited) at June 30, 2007	3

Consolidated Statements of Operations (unaudited), for the three months and nine months
ended June 30, 2007 and 2006	4

Consolidated Statements of Cash Flows (unaudited) , for the nine months ended June 30, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Balance Sheet
(Unaudited)

Assets

Real estate held for development and sale	$3,162,212
Fixed assets, net of accumulated depreciation	31,651
Cash	130
Prepaid expenses	100,000
Other assets	220
Total assets	$3,294,213

Liabilities and Shareholders' Equity

Liabilities
Indebtedness to related parties	$1,266,409
Notes payable	560,483
Accounts payable	655,143
Retainage payable	90,000
Accrued expenses	88,224
Preferred shares subject to mandatory redemption	485,000
Total liabilities	3,145,259

Shareholders' Equity
Preferred stock,Class A .0001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000
Common stock, $0.001 par value, 50,000,000 shares
authorized, 18,276,579 shares issued and
outstanding	766,777
Additional paid-in capital	1,268,790
Accumulated deficit	(2,286,613)

148,954

Total Liabilities and Shareholders' Equity	$3,294,213

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006

Lot sales:
Net sales	$—	$—	$—	643,969
Costs of sales	—	—	—	(689,730)

Gross profit (loss)	—	—	—	(45,761)

Compensation paid in stock	3,660	—	383,885	2,300
Selling, general and administrative expenses	97,224	171,978	415,904	477,114

Loss before provision for income taxes	(100,884)	(171,978)	(799,789)	(525,175)
Income taxes	—	—	—	—
Loss	$(100,884)	$(171,978)	$(799,789)	(525,175)

Loss per share	$—	$—	$—	—

Weighted average number of shares outstanding	14,616,233	3,761,233	12,412,442	3,761,233

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Period Ended
	June 30
	2007	2006
Cash flows from operating activities:
Net income/loss	$(799,789)	$(525,108)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	4731	2,494
Changes in operating assets and liabilities,
excluding effects of business combinations:
Land development costs	(318,772)	(409,032)
Stock based compensation	383,885	2,300
Prepaid expenses	(100,000)	(220)
Retainage payable	—	(106,962)
Accrued liabilities	—	59,391
Accounts payable	351,382	(13,323)
Deferred revenue	—	(196,500)
Net cash (used in) provided by
operating activities	(478,563)	(1,186,960)

Cash flows from investing activities:

Acquisition of fixed assets	—	(32,349)

Net cash used in
investing activities	—	(32,349)

Cash flows from financing activities:
Increase in related party indebtedness	284,767	635,850
Repayments of notes payable	—	(90,868)
Increase in notes payable	190,172	—
Repayments of real estate contract	—	—
Proceeds from preferred shares	—	415,000

Net cash used in
financing activities	474,939	959,982

Net change in cash	(3,624)	(259,327)

Cash:
Beginning of period	3,754	323,505

End period	$130	$64,178

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$12,035	$4,278

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

Going Concern

The Company experienced significant operating losses during the three and nine months ended June 30, 2007 and 2006, of $100,884, $171,978 and $799,789 and $525,175 respectively.  The Company has a working capital deficit and implementation of its business plan is dependent upon its ability to raise additional capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be successful in raising additional capital and that it has assets available to securitize debt should the Company look to borrow.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2007 and 2006.

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

At June 30, 2007, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

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

Advertising Expenses

The Company expenses advertising expenses as incurred. Advertising expense for the three and nine months ended June 30, 2007 and 2006 was $ 1,500, $3,408 and $5,552 and $6,494 respectively.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at June 30, 2007 and 2006 respectively.

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

In tax year December 31, 2005, the Company operated as a partnership through May 20, 2005 and as a "c" corporation for the period May 21, 2005 through December 31, 2005 and therefore was exempt from taxation; instead, its earnings and losses are included in the personal returns of the members and taxed depending on the individual's personal tax situation. The Company is the sole member of its two subsidiaries and consequently includes their activity in its return on a consolidated basis. The Company has a tax loss of approximately $1,037,829 which is available to reduce taxable income in future years. Use of the loss will expire in 2027.

Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, accounts payable, and preferred shares with mandatory redemption at June 30, 2007, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at June 30, 2007, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

For the period ended June 30, 2006 100 percent of the Company's sales were to three homebuilders.

Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate. The settlement amount under SFAS 150 at June 30, 2007 would have been approximately 731,027 shares at a average close price of $ .8846 per share or $ 646,666.

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

(2) Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the three and nine months ended June 30, 2007 and 2006, the Company recorded rent expense of $16,750, $15,500and $48,250 and $45,500, respectively. At June 30, 2007 the Company owed rent in the amount of $ 12,109, which is included in accounts payable.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

Indebtedness to related parties consisted of the following at June 30, 2007:

Note payable to Karen Duran, interest at 8.5%, principal and interest payable in annual installments of $17,000
Total financing under the agreement is $200,000	$191,000

Note payable to Karen Duran, interest at 8.5%, principal and interest payable May 25,2007
Total financing under the agreement is $150,000	150,000

Advances payable to shareholders, payable on demand	241,029

Advances payable to Falcon Ridge Development LLC, an affiliate, payable on demand	637,864

Accrued interest payable	46,516

$1,266,409

(3) Fixed Assets

Fixed assets consist of the following at June 30, 2007:

	Cost	Accumulated Depreciation

Software	$32,349	$5,487
Equipment	7,981	3,192

	$40,330	$8,679

Depreciation expense is included in selling, general and administrative expenses in the accompanying financial statements. For the three and nine months ended June 30, 2007 and 2006 the Company recorded depreciation expense of $1,577, $1,050 and $4,731 and $2,494 respectively.

(4) Real Estate Operations

The Company completed development of Sierra Norte I and II subdivisions in Rio Rancho, New Mexico in 2006. The Company is in the process of developing approximately 139 acres of raw land in the Belen, New Mexico referred to as "Spanish Trails." Spanish Trails consists of land platted into approximately 517 home sites. Home sites will be sold to different builders or developed by the Company.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Real estate held for resale, consists of the following at June 30, 2007:

Land acquisition costs	$2,201,727
Land development costs	851,034
Capitalized interest	109,451

$3,162,212

(5) Note Payable long term

Note payable consists of the following at June 30, 2007:

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
$560,483

Aggregate maturities required on long-term debt at June 30, 2007, are as follows:

Year ending June 30,
2008	$220,624
2009	21,987
2010	23,439
2011	24,987
2012 and thereafter	269,446
$560,483

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

(6) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period ended June 30, 2007:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.800%

0.00%

At June 30, 2007, the Company has a net operating loss carry forward for federal income tax purposes of approximately $1,041,489, which was fully allowed for in the valuation allowance of $258,289. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the nine month period ended June 30, 2007 is $198,248.  The Company had no material temporary differences other than the net operating loss carry-forwards.

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

8)         Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock and determined that it falls within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate.  The value of the liability is fixed at the stated value of $485,000.  However, the number of common shares into which the preferred shares are convertible is inversely related to changes in the Company’s common stock.  Although the potential conversion could conceivably require the Company to issue a number of shares in excess of its authorized limit, the Company does not believe that its liability recorded at June 30, 2007, associated with the Series B preferred stock is appropriate in that such obligation would not exceed the aggregate stated value.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

On April 15, 2006, the Company established Series B Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

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

(9)  Subsequent Event

On July 12, 2007 the company’s wholly owned subsidiary Spanish Trails LLC acquired refinancing of  $ 1,150,000 as follows;

Mortgage payable , with interest at the greater of 12.00 percent or prime plus 4 through July 11, 2008 and the greater of 15.00 percent or prime plus 7 from July 12, 2008 through July 11, 2009, interest payable monthly and principal due July 11, 2009, collateralized by a real estate mortgage.  Prime rate is determined as the rate announced in the Wall Street Journal.

Total financing under the agreement is $1,150,000

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

Our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed by mid-2008. When our platting plan receives final approval, we will be able to begin construction of the first phase of development of approximately 517 lots for single family homes. Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. When the lot development has been completed and accepted by the Valencia County, New Mexico, engineers and construction of the lots completed, the sale of those lots will be funded and closed. It is also our intention to initiate a home building division on some of the remaining developed Spanish Trails project lots not sold to homebuilders. We expect to have initial models open in the Spring of 2008. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption.

Results of Operations

Three and nine months Ended June 30, 2007 Compared to 2006

We had no revenue for the three and nine months ended June 30, 2007 compared to revenues of $643,969 for the three and nine months ended June 30, 2006. This decrease was primarily attributable to our lack of project funding. In 2005, we had completed and sold out the Sierra Norte development.

        Our costs of sales for the three and nine months ended June 30, 2007 was $ 0 compared to costs of sales of $689,730 for the three and nine months June 30, 2006. This decrease is due to having no lot sales in 2006. Our selling, general and administrative expenses for the three and nine months ended June 30, 2007 were $100,884 and $799,789, compared to selling, general and administrative expenses of $ 171,978 and $479,414 for the three and nine months ended June 30, 2006. The significant increase in the nine months ended June 30, 2007 was caused primarily by compensation for construction and mortgage consulting in the amount of $ 369,800. Other major components of these expenses are salaries, payroll taxes and professional fees. We have reduced payroll in periods after June 30, 2006. We expect to increase our staff in the near future as development activity picks up.

Due primarily to increased lack of lot sales and increased general and administrative expenses as a result of being a public company, we incurred a loss of $ $100,884 or $0.00 per share and $799,789, or $0.00 per share, for the three and nine months ended June 30, 2007 compared to a loss of $171,978 or $0.00 per share and $525,175, or $0.00 per share, for the three and nine months ended June 30, 2006.

Our principal source of revenue in the near term is expected to be from the land we own in the Belen New Mexico Spanish Trails project, which is being developed as discussed above. In this development, we plan to be a homebuilder as well as a land developer. The timeframe over which developed lots and /or homes will be sold may be several years. We have made deposits on additional in Oregon land that may be developed if the necessary capital and/ or financing becomes available.

Liquidity and Capital Resources

At June 30, 2007 our cash position was $130.

Our net cash used in operating activities was $478,563 for the nine months ended June 30, 2007, compared to net cash used by operating activities of $1,186,960 for the nine months ended June 30, 2006.

Our net cash used by investing activities was $ 0 for the nine months ended June 30, 2007, compared to $32,349 of net cash used by investing activities for the nine months ended June 30, 2006.

Our net cash provided by financing activities was $474,939 for the nine months ended June 30, 2007, compared to $959,982 of net cash provided by financing activities for the nine months ended June 30, 2006.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the six months ended June 30, 2007, our chief financial officer, chief executive officer and Falcon Ridge Development LLC (a related party) have loaned us funds for us to meet our some of our obligations and to continue working on platting and preparing lots for home building. We cannot assure that such funding will be available in the future. In December we secured $200, 000 in bridge financing which has helped us with our working capital needs and allowed us time to continue seeking additional capital and other financing allowing us to continue our Spanish Trails project.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results. However, a former attorney has filed a complaint and obtained a default judgment against us for fees and costs in the approximate amount of $ 47,000. We believe that the judgment will be reversed and we will enter into arbitration with the attorney. We have included $ 38,000 in these financial statements and the costs assessed by the attorney of approximately $ 9,000 are not included.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 29, 2007 the company issued 3,660,346 shares of restricted stock as compensation for future services related to advertising, directors' fees, and financial and administrative services performed by third parties. None of the issued shares contain warrants or option rights. No underwriters were involved in the issuance or distribution of the shares. The company issued the shares in reliance on exemptions from registration including, but not limited to, Exemption 4.1, and Rule 144 of the Securities and Exchange Act of 1933.

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

10.2	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2006 - $150,000 previously filed.
10.3	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2006 - $200,000 previously filed.
10.4	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2006 - $66,000 previously filed.
14.1	Code of Ethics previously filed.
21.1	List of Subsidiaries previously filed.
23.1	Consents of experts
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	Additional Exhibits - None

______________

* Filed herewith.

(a)	Filed on May 25, 2006 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed on July 8, 2006 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.
______________

b.	Reports on Form 8-K

         Report 8-K for the incorporation of Falcon Ridge Financial, LLC, a wholy owned subsidiary, filed on April 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Falcon Ridge Development, Inc.
Dated: August 14, 2007	By:	/s/ Fred M. Montano
Fred M. Montano
President, Chief Executive Officer, and Director

Dated: August 14, 2007	By:	/s/ Karen Y. Duran
Karen Y. Duran
Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.
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