Form 10KSB
period 2007-09-30
Falcon Ridge Development Inc.
filed 2008-01-14
CIK 1065659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ("Act")

|  |                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

Commission File No. 0-28789

FALCON RIDGE DEVELOPMENT, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	84-1461919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5111 Juan Tabo Boulevard N.E.
Albuquerque, New Mexico	87111
(Address of principal executive offices)	(Zip code)
505.856.6043
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, 0.001 par value	OTCBB

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ] No [X]

Revenues for the most recent fiscal year were $00.00

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2007, based upon the average high and low prices of such stock on that date was $3,798,925. Solely for purposes of the foregoing calculation all of the Registrant's directors and officers are deemed to be affiliates.

The Registrant has 18,459,337shares of common stock outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format Yes [ ] No [X]

FALCON RIDGE DEVELOPMENT, INC.
2007 ANNUAL REPORT ON FORM 10-KSB

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

PART I

Risk Factors

WE HAVE NO HISTORY OF PROFITABILITY FROM OUR DEVELOPMENT OF REAL ESTATE.

Sales of our real estate development properties may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability in the future. As of September 30, 2007, our accumulated deficit was $2,777,014.  For the fiscal year ended September 30, 2007, we incurred a loss of $ 1,290,190. These losses have primarily resulted from:

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

•
The subprime mortgage financial crisis of 2007 has broght about a rise in defaults and home foreclosures. It has also caused tighter lending standards. All this combined appears to be driving down home prices and affecting consumer confidence. The negative effect of the subprime situation could effect the companies ability to sell homes and secure financing. It could also effect the volume of business completed by Falon Financil, the companies mortgage division.

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

OUR OPERATIONS ARE SUBJECT TO AN INTENSIVE REGULATORY APPROVAL PROCESS.

             Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, sub-division, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain governmentagencies and special interest groups are involved there is a high degree of uncertainty in obtaining these approvals.

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

Item 1. Description of Business

Introduction

Falcon Ridge Development, Inc. (the "Company" or “we” or “us”) is a Nevada corporation. Our principal business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We changed the domicile of the company from Colorado to Nevada on or about July 6, 2005 and changed our name from PocketSpec Technologies, Inc. to Falcon Ridge Development, Inc. We have various subsidiaries,Sierra Norte, LLC ("Sierra Norte"), Spanish Trails, LLC ("Spanish Trails"), Falcon Ridge Financial LLC., Falcon Ridge Realty LLC., Falcon Ridge Investments LLC. We operate in the real estate industry and services to the real estate industry. We acquire tracts of raw land and develop them into communities. Often these communities include residential, commercial, industrial and retail components to them.  We plan to offer our own housing poduct in these and other communities developed by other developers. In addition, in 2007 we completed the formation of various wholly owned subsidiaries including Falcon Ridge Financial LLC, Falcon Ridge Realty LLC and Falcon Ridge Investments LLC. Falcon Ridge Financial places and brokers real estate mortgages of all types but primarily concentrates on residential mortgages. Falcon Ridge Realty is our resale division and concentrates on selling homes for the general public under listing and sale agreements with individual clients. Falcon Ridge Investments, LLC is a vehicle for creating and operating private placement offerings as well as other type of investment vehicles’.

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

On August 16, 2006 we affected a 1 for 200 reverse split of our common stock. This reduced the outstanding common shares from 752,262,441 to 3,761,312. Our current trading symbol is FCNR.BB.

We are currently own the rights to 139 acres under e real estate contract with an individual. The land’s original platting significantly limited the number of useable lots. We are re-platting the entire 139 acres. 96 acres of our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed by late spring 2008. When our platting plan receives final approval, we will be able to begin construction of approximately 517 lots for single family homes.

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

(b) Business of the Issuer

Falcon Ridge Development, Inc. (the "Company" or “we” or “us”) is a Nevada corporation. Our principal business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We changed the domicile of the company from Colorado to Nevada on or about July 6, 2005 and changed our name from PocketSpec Technologies, Inc. to Falcon Ridge Development, Inc. We have various subsidiaries,Sierra Norte, LLC ("Sierra Norte"), Spanish Trails, LLC ("Spanish Trails"), Falcon Ridge Financial LLC., Falcon Ridge Realty LLC., Falcon Ridge Investments LLC. We operate in the real estate industry and services to the real estate industry. We acquire tracts of raw land and develop them into communities. Often these communities include residential, commercial, industrial and retail components to them.  We plan to offer our own housing product in these and other communities developed by other developers. In addition, in 2007 we completed the formation of various wholly owned subsidiaries including Falcon Ridge Financial LLC, Falcon Ridge Realty LLC and Falcon Ridge Investments LLC. Falcon Ridge Financial places and brokers real estate mortgages of all types but primarily concentrates on residential mortgages. Falcon Ridge Realty is our resale division and concentrates on selling homes for the general public under listing and sale agreements with individual clients. Falcon Ridge Investments, LLC is a vehicle for creating and operating private placement offerings as well as other type of investment vehicles’.

Item 2. Description of Property

(a) The principal office of our company is located at 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We do not own the building that our principal offices are located; however we do sub-lease the building on a month to month tenancy.

Affiliated Party Lease -

Falcon Ridge Development LLC (a related party) leases our office space from Tucana LLC (a related party) for $5,250 per month through May 14, 2007 with annual escalations of $250 per month through May 14, 2008. Tucana LLC is owned by Fred Montano and Karen Duran our CEO and CFO.

(b) Investment Policies

We acquire property for the purpose of developing, operating and reselling it.

Two of our principals own two companies that are involved in real estate development.

(c) Description of Real Estate and Operations

We currently own, under a real estate contract, 139 acres in Belen, New Mexico. We plan to develop lots for resale to third party builders and in the current year we plan to offer for sale system built homes. The terms of the mortgages on this land are described below;

First Mortgage and Note payable to Metro Funding Corp., with interest at 12 percent, interest payable monthly interest only installments of approximately $11,500.00.	Balance at September 30, 2007 $1,150,000.00
Second Mortgage and Note to Karen Duran and/or Fred M. Montano with interest at 3% over prime as stated in Wall Street Journal with monthly installments of interest and $20,000.00 principal payments	Balance at September 30, 2007 $1,136,074.40

Item 3. Legal Proceedings

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results. However, a former attorney has filed a complaint and obtained a default judgment against us for fees and costs in the approximate amount of $ 47,000. We believe that the judgment will be reversed and we will enter arbitration with the attorney. We have included $ 38,000 in these financial statements and the costs assessed by the attorney of approximately $ 9,000 are not included.

Item 4. Submission of Matters to a Vote of Security Holders

As permitted by Nevada corporate law, our majority shareholders acted by consent on October 4, 2007 to re-elect the board of directors that became effective on October 4, 2007.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)  Principal Market or Markets.

       Since May 2001, our securities have been listed for trading in the Over-the-Counter market on the NASD's "Electronic Bulletin Board." We currently trade under the symbol FCNR.BB. The following table sets forth the high and low bid quotation for our common stock for each fiscal quarterly period of 2007 and 2005.

There is no market for our preferred stock.

Bid Price ( Adjusted for a 200 for 1 split for periods prior to the split)

2007	High	Low

First Quarter	1.50	0.50
Second Quarter	1.25	.06
Third Quarter	1.25	0.05
Fourth Quarter	0.45	0.02

2006	High	Low
First Quarter	0.02	0.01
Second Quarter	0.01	0.01
Third Quarter	1.20	0.01
Fourth Quarter	1.50	0.51
Yahoo Finance web site

(b)  Approximate Number of Holders of Common Stock and Preferred Stock

As of September 30, 2007, we had a total of 18,459,337shares of common stock outstanding. The number of holders of record of our common stock at that date was approximately 180.

As of September 30, 2007, we had a total of 354,000 shares of preferred stock outstanding. The number of holders of record of our preferred stock at that date was fourteen.

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

On August 16, 2006 we affected a 1 for 200 reverse split of our common stock. This reduced the outstanding shares from 752,262,441 to 3,761,312 and we changed our trading symbol to FCNR.BB.

Our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed in 2008. When our platting receives final approval, we will be able to begin construction of the development. Considerable up front costs in any real estate project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required before Platting approval occurs, lots are improved, built and sold. Revenues will be achieved as soon as all or a portion of the lots are improved and and accepted by the Valencia County, New Mexico. After which sales to third parties of homes /andor lots can be closed. It is also our intention to sell a portion of the finished lots to other builders and to construct homes on a portion of the completed lots. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption as well as other market conditions.

Results of Operations

Twelve Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

We had revenue of 32,017 for the twelve months ended September 30, 2007 compared to revenues of $-0- for the nine months ended September 30, 2006. This decrease was primarily attributable to our lack of project funding.

Our costs of sales for the twelve months ended September 30, 2007 was $-0- compared to costs of sales of $-0- for the nine months ended September 30, 2006.   Our selling, general and administrative expenses for the twelve months ended September 30, 2007 were $938,324, compared to selling, general and administrative expenses of $510,091 for the nine months ended September 30, 2006. The major components of these expenses are salaries, payroll taxes and professional fees. Since late in the second quarter we have expensed and increased amount of indirect payroll which results in a general increase in general and administration expenses. We have significantly expanded our operations as a public company in 2007. This is reflected in the increased overhead.

Our principal source of revenue in the near term is expected to be from 139 acres of land we own in the Spanish Trails project, which is being developed as discussed above. In this development, we plan to build homes as well as develop and construct the community. The timeframe over which developed lots and or homes will be sold may be several years. We are negotiating on properties in other States for future growth of the company.

Liquidity and Capital Resources

At September 30, 2007 our cash position was $74,521.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the twelve months ended September 30, 2007, our chief financial officer and Falcon Ridge Development LLC (a related party) have loaned us funds for us to meet our some of our obligations and to continue working on platting and preparing lots for home building. We cannot assure that such funding will be available in the future. In May through September 2006, we raised $485,000 from the sale of Series B convertible preferred stock to independent individuals, which has helped us with our working capital needs and allowed us time to continue seeking additional capital and other financing allowing us to continue our Spanish Trails project.

The timing of the completion of the platting of our Spanish Trails project is not certain, so we cannot assure the timing of cash flow from lot sales. Thus, we may be faced with a working capital shortage. In that event we may be required to seek financing which may not be available or, if available, it could be on terms which are cost prohibitive to us.

In addition, we now expect to begin building our Spanish Trails project in 2008. This initiative will require working capital which we cannot assure will be available. We are pursuing debt financing for this endeavor.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These criticalaccounting policies relate to long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could impact on our future financial conditions or results of operations.

(b) Off-Balance Sheet Arrangements

We have no Off-Balance Sheet Arrangements

Item 7. Financial Statements

Reference is made to the financial statements, the notes, and the reports of our registered public accounting firm commencing on page F-1 of this report, which financial statements, notes, and reports are incorporated herein by reference.

FALCON RIDGE DEVELOPMENT INC.

Consolidated Financial Statements

September 30, 2007

FALCON RIDGE DEVELOPMENT, INC,

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at September 30, 2007	F-3

Statements of Operations for the for the twelve months and nine months
ended September 30, 2007 and September 30, 2006	F-4

Statements of Shareholders' Deficit for the twelve months and nine months
ended September 30, 2007 and September 30, 2006	F-5

Statements of Cash Flow for the for twelve months and nine months
ended September 30, 2007 and September 30, 2006	F-6

Notes to Financial Statements	F-7

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Falcon Ridge Development, Inc.

We have audited the accompanying balance sheet of Falcon Ridge Development, Inc. as of September 30, 2007 and September 30, 2006, and the related statements of operations, stockholders' equity and cash flows through September 30, 2007.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Ridge Development, Inc. as of September 30, 2007 and September 30, 2006 and the results of its operations and its cash flows through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated experienced significant operating losses during 2007 and 2006, of $417,974 and $119,297, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
January 10, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ewc
Epstein Weber & Conover, PLC
Certified Public Accountants

8950 E. Raintree Dr., Suite 200
Scottsdale, AZ 85260
Phone 480-444-3424
Fax 480-444-3423

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
Falcon Ridge Development, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for year ended September 30, 2006. These financial statements are the responsibility of Falcon Ridge Development, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Falcon Ridge Development, Inc. for the year ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Falcon Ridge Development Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Falcon Ridge Development Inc. has not yet generated significant revenues, and is dependent upon raising capital from investors. Additionally, Falcon Ridge Development Inc. has incurred aggregate losses during the past two years of $537,271 and has no cash reserves. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Epstein, Weber + Conover, PLC

Epstein Weber & Conover, PLC
Scottsdale, Arizona
December 14, 2006

Associated worldwide with JHI *Jeffreys Henry International*

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED BALANCE SHEET
September 30, 2007

Assets

Cash	$74,521
Fixed assets, net of accumulated depreciation	32,787
Real estate held for development and sale	3,175,984

Total assets	$3,283,292

Liabilities and Shareholders' Deficit

Liabilities

Accounts payable	$444,523
Notes payable related parties	1,136,074
Note payable	1,350,000
Retainage payable	90,000
Accrued interest	120,216
Accrued expenses	2,587
Preferred Shares subject to manadatory redemption	485,000

Total liabilities	3,628,400

Shareholders' deficit
Preferred stock,Class A .0001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000
Common stock, $0.001 par value, 900,000,000 shares
authorized, 18,459,337 shares issued and
outstanding	18,459
Additional paid-in capital	2,013,447
Accumulated deficit	(2,777,014)

Total Liabilities and Shareholders' Deficit	(345,108)

$3,283,292

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED STATEMENTS OF OPERATIONS

		Nine Months
	Year Ended	ended
	September 30,	September 30,
	2007	2006

Net sales	$32,017	$-

Selling, general and administrative expenses	938,324	510,091
Stock-based compensation	383,883	-
	1,322,207	510,091
Other income:
Utility credits		(67,117)
Reduction in construction costs		(25,000)

Loss before provision for income taxes	(1,290,190)	417,974
Income taxes	—	—

Net Loss	$(1,290,190)	$417,974

Loss per share	$—	$—

Weighted average number of shares outstanding		3,761,312

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Par value	Shares	Par value	capital	deficit	Total

Balance at
December 31, 2005	160,000	$400,000	3,761,312	$752,262	$899,420	$(1,068,850)	$982,832
Stock issuance for Cash	194,000	485,000	-	-	-	-	485,000
Reclassified to liabilities	-	(485,000)	-	-	-	-	(485,000)
Loss	-	-	-	-	-	(417,974)	(417,974)

Balance September 30, 2006	354,000	$400,000	3,761,312	$752,262	$899,420	$(1,486,824)	$564,858

Reclass common stock and APIC			(79)	(748,501)	748,501		-
Issuance of common stock			14,698,104	14,698	365,526		380,224
Net loss 9-30-2007						(1,290,190)	(1,290,190)

Balance September 30, 2007			18,459,337	18,459	2,013,447	(2,777,014)	(345,108)

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net income/loss	$(1,290,190)	$(417,974)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	6,308	3,150
Changes in operating assets and liabilities,

Real estate held for development and sale	(332,544)	(369,138)
Prepaid expenses	—	13,540
Other current assets	220	—
Accounts payable	108,333	42,990
Accrued interest	120,216
Accrued liabilities	(43,208)	(35,504)
Retainage payable	(10,000)	(51,627)
	—	—
Net cash (used in) provided by
operating activities	(1,440,865)	(814,563)

Cash flows from investing activities:

Acquisition of fixed assets	(2,713)	(6,319)

Net cash used in
investing activities	(2,713)	(6,319)

Cash flows from financing activities:
Increase (Decrease) in related party notes payable	154,432	(109,696)
Increase (Decrease) notes payable	979,689
Common stock, Paid in capital adjustment	380,224
Repayments of real estate contract	—	(18,737)
Proceeds from preferred shares	—	485,000
Stock based compensation	—	—

Net cash from financing activities	1,514,345	356,567

Net change in cash	70,767	(464,315)

Cash:
Beginning of period	3,754	468,069

End period	$74,521	$3,754

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$138,583	$42,895

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

Organization, Shell Merger and Principles of Consolidation

Organization

Falcon Ridge Development, Inc. ("FRDI" or the "Company") is engaged in the real estate industry and acquires tracts of raw land and develops them into communities. Including, lots for sale to homebuilders and homes for sale to the public. These operations are predominantly located in the City of Rio Rancho, New Mexico and Belen, New Mexico. Since inception, the Falcon Ridge Development, Inc. has developed one property known as Sierra Norte.

Going Concern

The Company experienced significant operating losses during 2007 and 2006, of $1,290,190 and $417,974 respectively.  The Company has a working capital deficit and implementation of its business plan is dependent upon its ability to raise additional capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be successful in raising additional capital and that it has assets available to securitize debt should the Company look to borrow.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Shell Merger

Falcon Ridge Development, Inc. (the "Company" or “we” or “us”) is a Nevada corporation. Our principal business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We changed the domicile of the company from Colorado to Nevada on or about July 6, 2005 and changed our name from PocketSpec Technologies, Inc. to Falcon Ridge Development, Inc. We have various subsidiaries, Sierra Norte, LLC ("Sierra Norte"), Spanish Trails, LLC ("Spanish Trails"), Falcon Ridge Financial LLC., Falcon Ridge Realty LLC., Falcon Ridge Investments LLC. We operate in the real estate industry and services to the real estate industry. We acquire tracts of raw land and develop them into communities. Often these communities include residential, commercial, industrial and retail components to them.  We plan to offer our own housing product in these and other communities developed by other developers. In addition, in 2006 we completed the formation of various wholly owned subsidiaries including Falcon Ridge Financial LLC, Falcon Ridge Realty LLC and Falcon Ridge Investments LLC. Falcon Ridge Financial places and brokers real estate mortgages of all types but primarily concentrates on residential mortgages. Falcon Ridge Realty is our resale division and concentrates on selling homes for the general public under listing and sale agreements with individual clients. Falcon Ridge Investments, LLC is a vehicle for creating and operating private placement offerings as well as other type of investment vehicles’.

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at September 30, 2007.

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

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

At September 30, 2007, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

Impairment or Disposal of Long-Lived Assets

The Company evaluates real estate projects and other long-lived assets on an individual basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our real estate projects, long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists the carrying value of the asset will be reduced by an allowance for the amount of the impairment. There is no impairment in 2007 or 2005.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2007. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at September 30, 2007 and no awards were granted during the year ended September 30, 2007.

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

Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash,  accounts payable, and preferred shares with mandatory redemption at September 30,2007, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at September 30, 2007, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock  within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate. The settlement amount under SFAS 150 at September 30, 2007 would have been 640,264 shares at a bid price of $ 1.01 per share or $ 646,666.

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

(2)  Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the twelve months ended September 30, 2007 and nine months ended, the Company recorded rent expense of $46,250 and $ 60,000, respectively.

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

Indebtedness to related parties consisted of the following at September 30, 2007:

Note payable to Karen Duran &/or Fred Montano, interest at Published Prime plus 3%, principal and interest payable in monthly installments of $20, 000.00 plus interest.
Total financing under the agreement is $1,136,074.40	$1,136,074.40

(3)  Fixed Assets

Fixed assets consist of the following at September 30, 2007:

	Cost	Accumulated Depreciation

Software	$32,349	$1,953
Equipment	7,981	1,995

	$40,330	$3,948

Depreciation expense is included in selling, general and administrative expenses in the accompanying financial statements. For the twelve month period ended September 30, 2007 and the nine month period ended September 30, 2006, the Company recorded depreciation expense of $6,308 and $3,150 respectively.

(4)  Real Estate Operations

The Company completed development of Sierra Norte I and II subdivisions in Rio Rancho, New Mexico in 2005. The Company is in the process of developing approximately 139 +/- acres of raw land in the Belen, New Mexico referred to as "Spanish Trails." Spanish Trails consists of 139 +/- acres of land which is being replotted into approximately 530 lots.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

Real estate held for resale, consists of the following at September 30, 2007:

Real estate held for development and sale	$3,175,984

(5)  Note Payable

Note payable consists of the following at September 30, 2007:

Note payable Metro Loan Corp, with interest at 12 percent interest only payments in monthly installments of $11,100.00 collateralized by a First Mortgage due 2008
Total financing under the agreement is $1,150,000.00	$ 1,150,000.00
Note payable Karen Duran and/or Fred Montano, with interest at Prime as stated in Wall Street Journal plus 3 percent payments in monthly installments of $20,000.00 plus accrued interest collateralized by a Second Mortgage due 2008	$1,136,074.40

(6)  Income Taxes and Change in Estimate

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period ended September 30, 2007:

U.S. statutory federal rate	20.00%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.80%

0.00%

For the year ended September 30, 2007 the company estimated that the company would have a loss for income taxes purposes and therefore reported no provision

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

8)   Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock and determined that it falls within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate.  The value of the liability is fixed at the stated value of $485,000.  However, the number of common shares into which the preferred shares are convertible is inversely related to changes in the Company’s common stock.  Although the potential conversion could conceivably require the Company to issue a number of shares in excess of its authorized limit, the Company does not believe that its liability recorded at September 30, 2007, associated with the Series B preferred stock is appropriate in that such obligation would not exceed the aggregate stated value.

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

On February 9, 2007 we appointed Moore and Associates as our accountant. Our agreement with our prior accountants expired..

Epstein Weber & Conover, PLC as our accountant rendered an opinion on our audit for the nine months ended September 30, 2006. There were no disagreements between us and Epstein Weber & Conover, PLC.

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

Item 8B. Other Information

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended September 30, 2007 that was not so reported.

Part III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The following table provides information regarding our directors and executive officers and key employees of Falcon Ridge Development, Inc. as of September 30, 2007:

Name	Age	Position
Fred M. Montano, CEO	56	Chief Executive Officer, President and
		Chairman of the Board

Karen Y. Duran, CFO	64	Chief Financial Officer and Secretary/Treasurer

Sebastian Ramirez	52	Director

Troy Duran	41	Director

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

Item 10. Executive Compensation

        The following table sets forth information regarding the compensation paid by Falcon Ridge Development to each of the following individuals for services rendered in all capacities for the years indicated:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Fred M. Montano CEO	2007 2005 2004	$23,000 $ 4,000 $ 8,000	$0.00	$0.00	$0.00	0	$0.00	$0.00
Karen Y. Duran..CFO	2007 2005 2004	$23,000 $24,000 $ 8,000	$0.00	$0.00	$0.00	0	$0.00	$0.00

___________________
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

 The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2007, for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table, that such persons have direct interest in and voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

 As of September 30, 2007, there were 18,459337 shares of our common stock outstanding and 160,000 shares of our Series A convertible preferred stock outstanding. The convertible preferred stock is convertible at the option of the holder into Ѕ to 1 a share of common stock. The convertible preferred stock does not have a dividend but has a preference in liquidation over our common stock.

 As of September 30, 2007, there were 194,000 shares of our Series B convertible preferred stock outstanding. The Series B convertible preferred stock is convertible at the option of the holder into common stock at 75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. The Series B convertible preferred stock is paid interest at 12% per annum. The convertible preferred stock does not have a dividend but has a preference in liquidation over our common stock.

       Shares are convertible into common stock at any time on the basis of 75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations.

	Number of Shares			Percentage
Stockholder	Common	Preferred	Common	Preferred

Fred M. Montano(1)(2)	6,300,536	0	34%	0%

Karen Y. Duran(1)(2)	6,090,671	0	33%	0%

Sebastian Ramirez(1)	500,000	0	3%	0%

Troy Duran(1)	500,000	0	3%	0%

All executive officers and directors as a group	13,391,207	0	73%	0%

______________________
(1)	The business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111.

(2)
Ms. Duran and Mr. Montano are co-owners of Real Estate Services, Inc., which holds of record 82,064 (post reverse split) shares of common stock. By virtue of Ms. Duran's 50% ownership of Real Estate Services, Inc. and her position with it as an officer, Ms. Duran may be deemed to be the beneficial owner of all f the shares of Common Stock held of record by Real Estate Services, Inc. However, she expressly disclaims ownership of 50% of the shares of the common stock held of record by Real Estate Services, Inc. By virtue of Mr. Montano's 50% ownership of Real Estate Services, Inc. and his position with it as an officer, Mr. Montano may be deemed to be the beneficial owner of all of the shares of common stock held of record by Real Estate Services, Inc. However, he expressly disclaims ownership of 50% of the shares of the common stock held of record by Real Estate Services, Inc.

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

10.4	Promissory Note, September 30, 2007

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consents of experts

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99	Additional Exhibits - None

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

FALCON RIDGE DEVELOPMENT, INC.

Date: January 14, 2008	By:	/s/ Fred M. Montano
Fred M. Montano Chief Executive Officer

	By:	/s/ Karen Y. Duran
Karen Y. Duran Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred M. Montano	Chairman of the Board	January 14, 2008
Fred M. Montano	Directors and Chief Executive Officer

/s/ Karen Y. Duran	Chief Financial Officer	January 14, 2008
Karen Y. Duran

/s/ Sebastian Ramirez	Director	January 14, 2008
Sebastian Ramirez

/s/ Troy Duran	Director	January 14, 2008
Troy Duran

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.

3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.

3.3	Articles of Organization of Sierra Norte, LLC previously filed.

3.4	Operating Agreement of Sierra Norte, LLC previously filed.

3.5	Articles of Organization of Spanish Trails, LLC previously filed.

3.6	Operating Agreement of Spanish Trails, LLC previously filed.

4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.

10.1
Purchase Agreement - Spanish Trails, LLC and D.R. Horton (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.) Previously filed.

10.4	Promissory Note, September 30, 2007

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consents of experts

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99	Additional Exhibits - None