Form 10QSB
period 2007-12-31
Falcon Ridge Development Inc.
filed 2008-02-19
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,674,337 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FALCON RIDGE DEVELOPMENT, INC,

Consolidated Balance Sheet
December 31, 2007 and September 30, 2007

Assets
	(unaudited)

Cash	$2,559	$74,521
Fixed assets, net of accumulated depreciation	52,176	32,787
Real estate held for development and sale	3,176,205	3,175,984

Total assets	$3,230,940	$3,283,292

Liabilities and Shareholders' Deficit

Liabilities

Accounts payable	$489,608	$444,523
Notes payable related parties	1,136,074	1,136,074
Note payable	1,360,000	1,350,000
Retainage payable	90,000	90,000
Accrued interest	162,840	120,216
Accrued expenses	8,637	2,587
Shareholder payable	2,000	—
Preferred Shares subject to manadatory redemption	485,000	485,000

Total liabilities	3,734,159	3,628,400

Shareholders' deficit
Warrants issued for services	(674,857)
Preferred stock,Class A .0001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding	400,000	400,000
Common stock, $0.001 par value, 900,000,000 shares
authorized, 18,459,337 shares issued and
outstanding	18,809	18,459
Additional paid-in capital	3,070,404	2,013,447
Accumulated deficit	(3,317,575)	(2,777,014)

Total Liabilities and Shareholders' Deficit	(503,219)	(345,108)

	$3,230,940	$3,283,292

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months
	ended	ended
	December 31,	December 31,
	2007	2006

Net sales	$47,310	$-

Cost of goods sold	18,950	-
Selling, general and administrative expenses	565,792	153,934
Total operating expenses	584,742	153,934
Other income:

Loss before provision for income taxes	537,432	153,934
Income taxes	-	-

Net Loss	$537,432	$153,934

Loss per share	$-	$-

Weighted average number of shares outstanding	18,459,337	3,117,642

See accompanying notes to consolidated financial statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	ended	ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities:
Net income/loss	$(537,432)	$(153,934)
Adjustments to reconcile net loss to net cash
Stock issued for services	157,500	—
Warrants expensed	264,570
used by operating activities:
Depreciation	2,394	1,577
Changes in operating assets and liabilities,

Real estate held for development and sale	(221)	(100,851)
Accounts payable	45,083	131,550

Accrued interest	42,624	—
Accrued liabilities	6,050	16,235
Stock based compensation		10,250
Net cash (used in) provided by
operating activities	(19,432)	(95,173)

Cash flows from investing activities:

Acquisition of fixed assets	(21,783)	—

Net cash used in
investing activities	(21,783)	—

Cash flows from financing activities:
Increase (Decrease) in related party notes payable	—	51,366
Increase (Decrease) notes payable	10,000	200,000
Proceeds from shares to be issued	2,000	—

Net cash from financing activities	12,000	251,366

Net change in cash	(29,215)	156,193

Cash:
Beginning of period	74,521	3,754

End period	$45,306	$159,947

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$5,200	$29,778

SIGNIFICANT NON-CASH ACTIVITIES

Warrants issued	$899,809	$-
Stock issued for services	157,500	-

Total non-cash activities	$1,057,309	$-

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

Going Concern

The Company experienced significant operating losses during the three ended December 31, 2007 and 2006, of $540,561 and $153,934 respectively.  The Company has a working capital deficit and implementation of its business plan is dependent upon its ability to raise additional capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be successful in raising additional capital and that it has assets available to securitize debt should the Company look to borrow.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Revenue Recognition on Sales of Real Estate

The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is closed and the title is transferred from the Company to the buyer.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2007 and 2006.

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

Fixed Assets and Depreciation

Fixed assets are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method over the following estimated useful lives: software, 5 years ; equipment, 5 years.

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

At December 31, 2007, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

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

Advertising Expenses

The Company expenses advertising expenses as incurred. Advertising expense for the three months ended December 31, 2007 and 2006 were $715 and $3,011 respectively.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at December 31, 2007 and 2006 respectively.

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

Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, accounts payable, and preferred shares with mandatory redemption at December 31, 2007, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at December 31, 2007, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

For the three month period ending December 31, 2007  $35,903 or 75.8% of the Company's sales were from ten homebuilders and the remaining $10,575 or 24.2% came from the Realty division.

Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock and determined that it falls within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate.  The value of the liability is fixed at the stated value of $485,000.  However, the number of common shares into which the preferred shares are convertible is inversely related to changes in the Company’s common stock.  Although the potential conversion could conceivably require the Company to issue a number of shares in excess of its authorized limit, the Company does not believe that its liability recorded at December 31, 2007, associated with the Series B preferred stock is appropriate in that such obligation would not exceed the aggregate stated value.
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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

(2) Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the three months ended December 31, 2007 and 2006, the Company recorded rent expense of $16,500 and $15,750, respectively. At December 31, 2007 the Company owed rent and utilities in the amount of $ 36,683, which is included in accounts payable.

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
(Unaudited)

Indebtedness to related parties consisted of the following at December 31, 2007:

Note payable to Karen Duran &/or Fred Montano, interest at Published Prime plus 3%, principal and interest payable in monthly installments of $20, 000.00 plus interest.
Total financing under the agreement is $1,136,074.40	$1,136,074.40

(3) Fixed Assets

Fixed assets consist of the following at December 31, 2007:

	Cost	Accumulated Depreciation

Computer Software & Hardware	$56,845	$8,660
Equipment	7,981	3,990

Total	$64,825	$12,650

Depreciation expense is included in selling, general and administrative expenses in the accompanying financial statements. For the three months ended December 31, 2007 and 2006 the Company recorded depreciation expense of $2,394 and $1,577 respectively.

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

Real estate held for resale, consists of the following at December 31, 2007:

Real estate held for development and sale	$3,176,205

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

 (5) Note Payable

Note payable consists of the following at December 31, 2007:

Note payable Gerry Berg, with interest at 12 percent six (6) month note with converstion rights at 50% of bid price at time of converstion.	$10,000
Note payable Freedom Financial Note amount $200,000.00, interest payable at 10% per annum, converstion rights at renewable with 2% renewal fee, Converstion option at $0.75	$200,000

Note payable Metro Loan Corp, with interest at 12 percent interest only payments in monthly installments of $11,100.00 collateralized by a First Mortgage due 2008
Total financing under the agreement is $1,150,000.00	$1,150,000
Note payable Karen Duran and/or Fred Montano, with interest at Prime as stated in Wall Street Journal plus 3 percent payments in monthly installments of $20,000.00 plus accrued interest collateralized by a Second Mortgage due 2008	$1,136,074.40
Total	$2,496,074

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

(6) Warrants

On October 8, 2007, the Company issued 2,000,000 warrants with an estimated value of $ 899,809 to Redwood Consulting LLC. The warrants have an exercise price of $0.50 per share, the warrants become exercisable either twelve months after the underlying common stock issuable in the exercise of these warrants is declared registered and effective by the SEC in the companies current SEC registration statement; or 5:30 P.M.Pacific Daylight Savings Time on October 8, 2015. The warrants expire 5:30 PM Pacific Daylight Savings Time on October 8, 2015, or twelve months after becoming exercisable or. The Company has recorded consulting fees relating to these options of $ 221,823.  As of the date of this report, none of the warrants have vested.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 169%; risk-free interest rate of 4.12%; and expected life of 8 years.

A summary of stock option and warrant activity for all plans follows:

Outstanding Options	Options Outstanding	Warrants Outstanding	Exercise Price
Granted	-	2,000,000	$0.50
Exercised	-	-
Canceled	-	-
Balance, December 31, 2007	-	2,000,000	$0.50

Following is a summary of the status of fixed options and warrants outstanding at December 31, 2007:
	Outstanding Options and Warrants			Exercisable Options and Warrants
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50	2,000,000	7.8 years	$ 0.50	-	$ 0.00

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

(7) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the three month period ending December 31, 2007:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.800%

0.00%

For the three month period ending December 31, 2007 the company estimated that the company would have a loss for income taxes purposes and therefore reported no provision.

 (8)    Shareholders' Deficit

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

•	Shares have a priority over common shares and other convertible preferred shares upon liquidation.

•	Shares are callable at any time by the Company at the original purchase price. The Preferred Shareholders will have thirty days thereafter to convert to common stock.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

(9)    Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock and determined that it falls within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate.  The value of the liability is fixed at the stated value of $485,000.  However, the number of common shares into which the preferred shares are convertible is inversely related to changes in the Company’s common stock.  Although the potential conversion could conceivably require the Company to issue a number of shares in excess of its authorized limit, the Company does not believe that its liability recorded at December 31 2007, associated with the Series B preferred stock is appropriate in that such obligation would not exceed the aggregate stated value.

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

(10)   Subsequent events

On February 5, 2008 the Company issued 10,000,000 restricted shares at $0.10 to Fred Montana for his services valued at $1,000,000.

On February 5, 2008 the Company issued 10,000,000 restricted shares at $0.10 to Karen  Duran for her services valued at $1,000,000.

On February 5, 2008 the Company issued 115,000 restricted shares at $0.10 to Gerry Berg for his services valued at $11,500.

On February 5, 2008 the Company issued 250,000 restricted shares at $0.10 to Troy Duran for his services valued at $25,000.

On February 5, 2008 the Company issued 250,000 restricted shares at $0.10 to Sebastian Ramirez for his services valued at $25,000.

On February 5, 2008 the Company issued 2,250,000 restricted shares at $0.10 to Periscope  for consulting services valued at $225,000.

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

Results of Operations

Three Month Period Ending December 31, 2007 Compared to Three Month Period Ending December 31, 2006

We had revenue of 47,310 for the three month period ending December 31, 2007 compared to revenues of $-0- for the three months ending December 31, 2006. This increase was primarily attributable to our mortgage division. The Mortgage division was incorporated in the  State of New Mexico and its Certificate of Organization was issued on or about August 3, 2007 under the name Falcon Ridge Investments, LLC. It has been operating since as a wholly owned subsidiary of Falcon Ridge Development, Inc. We are in the process of exploring how to expand personel, locations and liscensing in other States.

Our costs of sales for the three month period ending December 31, 2007 was $18,950 compared to costs of sales of $-0- for the three month period ending December 31, 2006.   Our selling, general and administrative expenses for the three month period ending December 31, 2007 were $584,742, compared to selling, general and administrative expenses of $153,934 for the three month period ending December 31, 2006. The major components of these expenses are consulting fees, salaries, payroll taxes and professional fees. Since late in the second quarter of the prior year we have expensed and increased amount of indirect payroll which results in a general increase in general and administration expenses. We have significantly expanded our operations as a public company in 2007. This is reflected in the increased overhead.

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

Liquidity and Capital Resources

       At December 31, 2007 our cash position was $2,559.

Our net cash used in operating activities was $62,179 for the three month ending December 31, 2007, compared to net cash used by operating activities of $95,173 for the same period 2006.

Our net cash used by investing activities was $ 21,783 for the three month period ending December 31, 2007, compared to $-0- of net cash used by investing activities for the three month period ending December 31, 2007.

Our net cash provided by financing activities was $12,000 for the three month period ending December 31, 2007, compared to $251,366 of net cash provided by financing activities for the three month period ending December 31, 2007.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the three months ended December 31, 2007, the company had secured minor financing of $12,000 by two independent individuals to help pay some operating obligations.  We cannot assure that such funding will be available in the future.

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

(a)  Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over financial reporting

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) Limitations on Effectiveness of Disclosure Controls and Procedures

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results. However, a former attorney has filed a complaint and obtained a default judgment against us for fees and costs in the approximate amount of $ 47,000. We believe that the judgment will be reversed and we will enter into arbitration with the attorney. We have included $38,000 in these financial statements.  The costs assessed by the attorney for arbitration of approximately $ 9,000 is not included.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 8, 2007 the Company issued 350,000 restricted shares at $0.45 to Redwood Consulting, LLC pursuant to their consulting contract valued at $ 157,500.

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

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Falcon Ridge Development, Inc.
Dated: February 18, 2008	By:	/s/ Fred M. Montano
Fred M. Montano
President, Chief Executive Officer, and Director

Dated: February 18, 2008	By:	/s/ Karen Y. Duran
Karen Y. Duran
Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.
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