Form 10QSB
period 2008-03-31
Falcon Ridge Development Inc.
filed 2008-05-19
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 46,215,917 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

Page
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.	3

Consolidated Balance Sheets (unaudited) at March 31, 2008 & September 30, 2007	3
Consolidated Statements of Operations (unaudited), for the three months ended March 31, 2008 and 2007	4
Consolidated Statements of Operations (unaudited), for the six months ended March 31, 2008 and 2007	5
Consolidated Statements of Cash Flows (unaudited) , for the three months ended March 31, 2008 and 2007	6
Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operation.	19

Item 3. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities.	26

Item 4. Submission of Matters to a Vote of Security Holders.	26

Item 5. Other Information.	25

Item 6. Exhibits and Reports on Form 8-K.	26

Signatures	28

FALCON RIDGE DEVELOPMENT, INC,

Consolidated Balance Sheets
March 31, 2008 and September 30, 2007

Assets
	(unaudited)
Current Assets
Cash	$4,270	$74,521
Total Current Assets	4,270	74,521

Equipment, net of accumulated depreciation	49,783	32,787

Other Assets
Real estate held for development and sale	3,176,434	3,175,984
Total Other Assets	3,176,434	3,175,984

Total assets	$3,230,487	$3,283,292

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts payable	$521,274	$444,523
Notes payable related parties	360,000	240,000
Note payable	1,350,000	1,350,000
Retainage payable	90,000	90,000
Accrued interest	222,397	120,216
Accrued expenses	12,902	2,587
Shareholder payable	2,000	—
Preferred Shares subject to mandatory redemption	485,000	485,000
Total Current Liabilities	3,043,573	2,732,326

Long Term Liabilities
Notes payable related parties	796,766	896,074
Total Long-Term Liabilities	796,766	896,074

Total liabilities	3,840,339	3,628,400

Stockholders' deficit

Preferred stock,Class A .0001 par value,
400,000 shares authorized, 400,000 shares issued and
outstanding as of March 31, 2008 and September 30, 2007
respectively)	400,000	400,000
Common stock, $0.001 par value, (900,000,000 shares
authorized, 46,215,917 and 18,459,337 shares issued and
outstanding as of March 31, 2008 and September 30, 2007	46,216	18,459
respectively)
Additional paid-in capital	5,761,312	2,013,447
Warrants issued for prepaid services	(443,646)
Accumulated deficit	(6,373,734)	(2,777,014)

Total Stockholders' Deficit	(609,852)	(345,108)

Total Liabilities and Stockholders' Deficit	$3,230,487	$3,283,292

The accompanying notes are an integral part of these statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2008	2007

Net sales	$35,143	$-

Cost of goods sold	-	-
Selling, general and administrative expenses	3,079,987	544,971
Total operating expenses	3,079,987	544,971
Other income:

Loss before provision for income taxes	(3,044,844)	(544,971)
Income taxes	-	-

Net Loss	$(3,044,844)	$(544,971)

Loss per share	$(0.117)	$(0.048)

Weighted average number of common shares outstanding	26,129,612	11,310,079

The accompanying notes are an integral part of these statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statements of Operations
(Unaudited)

	Six Months	Six Months
	ended	ended
	March 31,	March 31,
	2008	2007

Net sales	$82,453	$-
Operating Expenses:
Cost of goods sold	18,950	-
Selling, general and administrative expenses	3,660,223	698,905
Total operating expenses	3,679,173	698,905

Loss before provision for income taxes	(3,596,720)	(698,905)
Income taxes	-	-

Net Loss	$(3,596,720)	$(698,905)

Loss per share	$(0.138)	$(0.062)

Weighted average number of common shares outstanding	26,129,612	11,310,079

The accompanying notes are an integral part of these statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	ended	ended
	March 31,	March 31,
	2008	2007
Operating activities:
Net income/loss	$(3,596,720)	$(698,905)
Adjustments to reconcile net loss to net cash
Stock issued for services	2,869,521	380,225
Warrants expensed	443,646
used by operating activities:
Depreciation	4,645	3,154
Changes in operating assets and liabilities,

Real estate held for development and sale	(450)	(143,929)
Accounts payable	76,751	123,588
Accrued interest	102,181	—
Accrued liabilities	10,315	—
Stock based compensation	—	—
Net cash (used in) provided by
operating activities	(90,110)	(335,867)

Investing activities:

Acquisition of fixed assets	(2,833)	—

Net cash used in
investing activities	(2,833)	—

Financing activities:
Notes converted to common stock	(10,000)	—
Repayment of notes payable	—	(9,828)
Related party notes payable	20,692	142,286
Notes payable issued	10,000	200,000
Proceeds from shares to be issued	2,000	—

Net cash from financing activities	22,692	332,458

Net change in cash	(70,251)	(3,409)

Cash:
Beginning of period	74,521	3,754

End period	$4,270	$345

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$17,850	$12,035

SIGNIFICANT NON-CASH ACTIVITIES

Warrants issued	$157,500	$-
Stock issued for services	2,869,521	-

	$3,027,021	$-

The accompanying notes are an integral part of these statements

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

Going Concern

The Company experienced significant operating losses during the six months ended March 31, 2008 and 2007, of $3,596,720 and $698,905 respectively.  The Company has a working capital deficit and implementation of its business plan is dependent upon its ability to raise additional capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be successful in raising additional capital and that it has assets available to securitize debt should the Company look to borrow.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2008 and 2007.

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

At March 31, 2008, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

Impairment or Disposal of Long-Lived Assets

The Company evaluates real estate projects and other long-lived assets on an individual basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our real estate projects, long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists the carrying value of the asset will be reduced by an allowance for the amount of the impairment. There is no impairment in 2008 or 2007.

Advertising Expenses

The Company expenses advertising expenses as incurred. Advertising expense for the three months ended March 31, 2008 and 2007 were $ 2,805 and $4,051 respectively.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at March 31, 2008 and 2007 respectively.

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

In tax year December 31, 2005, the Company operated as a partnership through May 20, 2005 and as a "c" corporation for the period May 21, 2005 through December 31, 2005 and therefore was exempt from taxation; instead, its earnings and losses are included in the personal returns of the members and taxed depending on the individual's personal tax situation. The Company is the sole member of its two subsidiaries and consequently includes their activity in its return on a consolidated basis. The Company has a tax loss of approximately $6,373,734 which is available to reduce taxable income in future years. Use of the loss will expire in 2027.

Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, accounts payable, and preferred shares with mandatory redemption at March 31, 2008, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at March 31, 2008, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

For the six month period ending March 31, 2008  $71,046 or 87.1% of the Company's sales were from mortgages placed by the financial division and the remaining $10,575 or 12.9% came from the Realty division.

Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock and determined that it falls within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate.  The value of the liability is fixed at the stated value of $485,000.  However, the number of common shares into which the preferred shares are convertible is inversely related to changes in the Company’s common stock.  Although the potential conversion could conceivably require the Company to issue a number of shares in excess of its authorized limit, the Company does not believe that its liability recorded at March 31, 2008, associated with the Series B preferred stock is appropriate in that such obligation would not exceed the aggregate stated value.

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

(2) Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the three months ended March 31, 2008 and 2007, the Company recorded rent expense of $33,000 and $26,250, respectively. At March 31, 2008 the Company owed rent and utilities in the amount of $ 48,297, which is included in accounts payable.

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Indebtedness to related parties consisted of the following at March 31, 2008:

Note payable to Karen Duran &/or Fred Montano, interest at Published Prime plus 3%, principal and interest payable in monthly installments of $20, 000.00 plus interest. To date the company has made no payments.  As of March 31, 2008 the current balance of this note is $360,000 and long-term balance is $796,766

Total financing under the agreement is $1,156,766	$1,156,766

(3) Fixed Assets

Fixed assets consist of the following at March 31, 2008:

	Cost	Accumulated Depreciation

Computer Software & Hardware	$56,845	$10,654
Equipment	7,981	4,389

Total	$64,825	$15,043

Depreciation expense is included in selling, general and administrative expenses in the accompanying financial statements. For the three months ended March 31, 2008 and 2007 the Company recorded depreciation expense of $4,645 and $3,154 respectively.

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

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Real estate held for resale, consists of the following at March 31, 2008:

Real estate held for development and sale	$3,176,434

 (5) Note Payable

Note payable consists of the following at March 31, 2008:

Note payable Freedom Financial Note amount $200,000.00, interest payable at 10% per annum, conversion rights at renewable with 2% renewal fee, Conversion option at $0.75	$200,000

Note payable Metro Loan Corp, with interest at 12 percent interest only payments in monthly installments of $11,100.00 collateralized by a First Mortgage due 2008

Total financing under the agreement is $1,150,000.00	$1,150,000

Note payable Karen Duran and/or Fred Montano, with interest at Prime as stated in Wall Street Journal plus 3 percent payments in monthly installments of $20,000.00 plus accrued interest collateralized by a Second Mortgage due 2008	$1,136,074

Total	$2,496,074

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

(6) Warrants

On October 8, 2007, the Company issued 2,000,000 warrants with an estimated value of $ 899,809 to Redwood Consulting LLC. The warrants have an exercise price of $0.50 per share, the warrants become exercisable either twelve months after the underlying common stock issuable in the exercise of these warrants is declared registered and effective by the SEC in the companies current SEC registration statement; or 5:30 P.M.Pacific Daylight Savings Time on October 8, 2015. The warrants expire 5:30 PM Pacific Daylight Savings Time on October 8, 2015, or twelve months after becoming exercisable or. The Company has recorded consulting fees relating to these options of $443,646.  As of the date of this report, none of the warrants have vested.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 169%; risk-free interest rate of 4.12%; and expected life of 8 years.

A summary of stock option and warrant activity for all plans follows:

Outstanding Options	Options Outstanding	Warrants Outstanding	Exercise Price
Granted	-	2,000,000	$0.50
Exercised	-	-
Canceled	-	-
Balance, March 31, 2008	-	2,000,000	$0.50

Following is a summary of the status of fixed options and warrants outstanding at March 31, 2008:
	Outstanding Options and Warrants			Exercisable Options and Warrants
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50	2,000,000	7.4 years	$ 0.50	-	$ 0.00

FALCON RIDGE DEVELOPMENT, INC.

Notes to Consolidated Financial Statements
(Unaudited)

(7) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the three month period ending March 31, 2008:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.800%

0.00%

For the three month period ending March 31, 2008 the company estimated that the company would have a loss for income taxes purposes and therefore reported no provision.

 (8)    Stockholders' Deficit

Preferred Stock

On July 20, 2005, the Company established Series A Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

♦	Shares are non-cumulative with a preference over common shares if and when a dividend is declared.

♦
Shares are convertible into common stock at any time on the basis of 100 common shares for 1 share of preferred stock. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

♦	Shares have a priority over common shares and other convertible preferred shares upon liquidation.

♦	Shares are callable at any time by the Company at the original purchase price. The Preferred Shareholders will have thirty days thereafter to convert to common stock.

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

On April 15, 2006, the Company established Series B Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

♦	Shares are non-cumulative with a preference over common shares if and when a dividend is declared.

♦	Investor will receive a dividend of 12% per annum payable monthly for a period of eighteen months from the date of purchase.

♦
Shares are convertible into common stock at any time on the basis of 75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

♦	Shares have a priority over common shares upon liquidation.

♦
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

Our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed by mid-2008. When our platting plan receives final approval, we will be able to begin construction of the first phase of development of approximately 517 lots for single family homes. Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold.  In order to construct the project the Company will need to obtain financing.  The Company can not guarantee such financing can be obtained. When the lot development has been completed and accepted by the Valencia County, New Mexico, engineers and construction of the lots completed, the sale of those lots will be funded and closed. It is also our intention to initiate a home building division on some of the remaining developed Spanish Trails project lots not sold to homebuilders. We expect to have initial models open in the Spring of 2008. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption.

Results of Operations

Three Month Period Ending March 31, 2008 Compared to Three Month Period Ending March 31, 2007

We had revenue of 35,143 for the three month period ending March 31, 2008 compared to revenues of $-0- for the three months ending March 31, 2007. This increase was primarily attributable to our mortgage division. The Mortgage division was incorporated in the State of New Mexico and its Certificate of Organization was issued on or about August 3, 2007 under the name Falcon Ridge Investments, LLC. It has been operating since as a wholly owned subsidiary of Falcon Ridge Development, Inc. We are in the process of exploring how to expand personnel, locations and licensing in other States.

Our costs of sales for the three month period ending March 31, 2008 was $-0- compared to costs of sales of $-0- for the three month period ending March 31, 2007.   Our selling, general and administrative expenses for the three month period ending March 31, 2008 were $3,079,987, compared to selling, general and administrative expenses of $544,971 for the three month period ending March 31, 2007. The major components of these expenses are consulting fees, salaries, payroll taxes and professional fees. Since late in the second quarter of the prior year we have expensed and increased amount of indirect payroll which results in a general increase in general and administration expenses. We have significantly expanded our operations as a public company in 2007. This is reflected in the increased overhead.

Six Month Period Ending March 31, 2008 Compared to Six Month Period Ending March 31, 2007

We had revenue of $82,453 for the six month period ending March 31, 2008 compared to revenues of $-0- for the three months ending March 31, 2007. This increase was primarily attributable to our mortgage division. The Mortgage division was incorporated in the  State of New Mexico and its Certificate of Organization was issued on or about August 3, 2007 under the name Falcon Ridge Investments, LLC. It has been operating since as a wholly owned subsidiary of Falcon Ridge Development, Inc. We are in the process of exploring how to expand personnel, locations and licensing in other States.

Our costs of sales for the six month period ending March 31, 2008 was $18,950 compared to costs of sales of $-0- for the six month period ending March 31, 2007.   Our selling, general and administrative expenses for the three month period ending March 31, 2008 were $3,660,223, compared to selling, general and administrative expenses of $544,971 for the three month period ending March 31, 2007. The major components of these expenses are consulting fees, salaries, payroll taxes and professional fees. Since late in the second quarter of the prior year we have expensed and increased amount of indirect payroll which results in a general increase in general and administration expenses. We have significantly expanded our operations as a public company in 2007. This is reflected in the increased overhead.

Our principal source of revenue in the near term is expected to be from 139 acres of land we own in the Spanish Trails project, which is being developed as discussed above. In this development, we plan to build homes as well as develop and construct the community. The time frame over which developed lots and or homes will be sold may be several years. We are negotiating on properties in other States for future growth of the company.

Liquidity and Capital Resources

       At March 31, 2008 our cash position was $4,270.

Our net cash used in operating activities was $71,160 for the six month ending March 31, 2008, compared to net cash used by operating activities of $335,867 for the same period 2007.

Our net cash used by investing activities was $ 21,783 for the six month period ending March 31, 2008, compared to $-0- of net cash used by investing activities for the three month period ending March 31, 2008.

Our net cash provided by financing activities was $22,692 for the six month period ending March 31, 2008, compared to $332,458 of net cash provided by financing activities for the six month period ending March 31, 2007.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the six months ended March 31, 2008, the company had secured minor financing of $12,000 by two independent individuals to help pay some operating obligations of which $10,000 has been paid off with stock.  We cannot assure that such funding will be available in the future.

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

(a)  Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2008 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over financial reporting

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 5, 2008 the Company issued 10,000,000 restricted shares at $0.10 to Fred Montano for his services valued at $1,000,000.

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

On February 5, 2008 the Company issued 55,000 restricted shares at $0.10 to Robert Malasek  for consulting services valued at $5,500.

On March 3, 2008 the Company issued 358,000 restricted shares at $0.10 to Bismark Consulting  for consulting services valued at $35,800.

On March 17, 2008 the Company issued 750,000 restricted shares at $0.10 to Periscope Management  for consulting services valued at $75,000.

 On March 17, 2008 the Company issued 3,000,000 restricted shares at $0.10 to Tamarack Corporation for consulting services valued at $300,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	By Laws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.
10.1
10.2	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2006 - $150,000 previously filed.
10.3	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2006 - $200,000 previously filed.
10.4	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2006 - $66,000 previously filed.
14.1	Code of Ethics previously filed.
21.1	List of Subsidiaries previously filed.
23.1	Consents of experts
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	Additional Exhibits - None
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

Falcon Ridge Development, Inc.
Dated: May 19, 2008	By:	/s/ Fred M. Montano
Fred M. Montano
President, Chief Executive Officer, and Director

Dated: May 19, 2008	By:	/s/ Karen Y. Duran
Karen Y. Duran
Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	By Laws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.
10.1
10.2	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2006 - $150,000 previously filed.
10.3	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2006 - $200,000 previously filed.
10.4	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2006 - $66,000 previously filed.
14.1	Code of Ethics previously filed.
21.1	List of Subsidiaries previously filed.
23.1	Consents of experts
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	Additional Exhibits - None
 ______________

* Filed herewith.