Form 10QSB
period 2008-06-30
Falcon Ridge Development Inc.
filed 2008-08-14
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number 000-28789

Falcon Ridge Development Inc.
(Exact name of registrant as specified in its charter)

Nevada	84-1461919
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5111 Juan Tabo Boulevard N.E. Albuquerque, New Mexico	87111
(Address of principal executive offices)	(zip code)

(702) 386-5379
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) es [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,465,917 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

.
FALCON RIDGE DEVELOPMENT, INC,

Index to Consolidated Financial Statements

Page

Consolidated Balance Sheets at June 30, 2008 and September 30, 2007	4

Consolidated Statements of Operations for the three months ended
June 30, 2008 and 2007	5

Consolidated Statements of Operations for the nine months ended
June 30, 2008 and 2007	6

Consolidated Statements of Cash Flows for the nine months	7
ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements	8

FALCON RIDGE DEVELOPMENT, INC,

Consolidated Balance Sheets
June 30, 2008 and September 30, 2007

Assets
	(unaudited)
Current Assets
Cash	$31,491	$74,521
Total Current Assets	31,491	74,521

Equipment, net of accumulated depreciation	47,604	32,787

Other Assets
Real estate held for development and sale	3,179,483	3,175,984
Total Other Assets	3,179,483	3,175,984

Total assets	$3,258,578	$3,283,292

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts payable	$520,728	$444,523
Notes payable related parties	420,000	240,000
Note payable	1,350,000	1,350,000
Retainage payable	90,000	90,000
Accrued interest	231,726	120,216
Accrued expenses	17,538	2,587
Shareholder payable	2,000	—
Preferred Shares subject to manadatory redemption	485,000	485,000
Total Current Liabilities	3,116,993	2,732,326

Long Term Liabilites
Notes payable related parties	729,766	896,074
Shareholder payable	207,123	—
Total Long-Term Liabilities	936,889	896,074

Total liabilities	4,053,882	3,628,400

Stockholders' deficit
Preferred stock,Class A .001 par value,
1,000,000 shares authorized, 400,000 shares issued and
outstanding as of June 30, 2008 and September 30, 2007
respectivley)	400,000	400,000
Common stock, $0.001 par value, (900,000,000 shares
authorized, 46,465,917 and 18,459,337 shares issued and
outstanding as of June 30, 2008 and September 30, 2007	46,466	18,459
respectivley)
Additional paid-in capital	5,877,652	2,013,447
Warrants issued for prepaid services	(321,372)
Accumulated deficit	(6,798,050)	(2,777,014)

Total Stockholders' Deficit	(795,304)	(345,108)

Total Liabilities and Stockholders' Deficit	$3,258,578	$3,283,292

The accompanying notes are an integral part of these statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	ended	ended
	June 30,	June 30,
	2008	2007

Net sales	$10,527	$-

Depreciation expense	2,178	1,577
Interest expense	67,261	8,893
Consulting expense	271,593	-
Selling, general and administrative expenses	136,982	90,414

Total operating expenses	478,014	100,884
Other income:

Loss before provision for income taxes	(467,487)	(100,844)
Income taxes	-	-

Net Loss	$(467,487)	$(100,844)

Loss per share	$(0.014)	$(0.007)

Weighted average number of common shares outstanding	32,847,941	14,616,233

The accompanying notes are an integral part of these statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statements of Operations
(Unaudited)

	Nine Months	Nine Months
	ended	ended
	June 30,	June 30,
	2008	2007

Net sales	$92,981	$-
Operating Expenses:
Cost of goods sold	18,950	-
Depreciation expense	6,965	4,731
Interest expense	180,728	62,016
Consulting expense	3,574,739	50,244
Selling, general and administrative expenses	332,634	682,798
Total operating expenses	4,114,016	799,789

Loss before provision for income taxes	(4,021,036)	(799,789)
Income taxes	-	-

Net Loss	$(4,021,036)	$(799,789)

Loss per share	$(0.122)	$(0.064)

Weighted average number of common shares outstanding	32,847,941	12,412,442

The accompanying notes are an integral part of these statements

FALCON RIDGE DEVELOPMENT, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	ended	ended
	June 30,	June 30,
	2008	2007
Operating activities:
Net income/loss	$(4,021,036)	$(799,789)
Adjustments to reconcile net loss to net cash
Stock issued for services	2,879,521	383,885
Warrants expensed	672,510
used by operating activities:
Depreciation	7,039	4,731
Changes in operating assets and liabilities,
Prepaid expenses		(100,000)
Real estate held for development and sale	(3,499)	(318,772)
Accounts payable	76,206	351,382
Accrued interest	111,295	—
Accrued liabilities	14,951	—
Stock based compensation	10,000	—
Net cash (used in) provided by
operating activities	(253,012)	(478,563)

Investing activities:

Acquisition of fixed assets	(2,833)	—

Net cash used in
investing activities	(2,833)	—

Financing activities:
Notes converted to common stock	(10,000)	—
Repayment of notes payable	—	—
Related party notes payable	13,692	284,767
Notes payable issued	207,123	190,172
Proceeds from shares to be issued	2,000	—

Net cash from financing activities	212,815	474,939

Net change in cash	(43,030)	(3,624)

Cash:
Beginning of period	74,521	3,754

End period	$31,491	$130

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$17,850	$12,035

SIGNIFICANT NON-CASH ACTIVITIES

Warrants issued	$282,787	$-
Stock issued for services	2,879,521	-

	$3,162,308	$-

The accompanying notes are an integral part of these statements

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Un-audited)

Summary of Significant Accounting Policies

Organization, Shell Merger and Principles of Consolidation

Organization

Falcon Ridge Development, Inc. ("FCNR" or the "Company") is engaged in the real estate industry and acquires tracts of raw land and develops them into residential lots for sale to homebuilders. In addition, FCNR plans to expand its operations into the homebuilding business. These operations are predominantly located in the City of Rio Rancho, New Mexico and Belen, New Mexico. Since inception, the Company has developed one property known as Sierra Norte.

Going Concern

The Company experienced significant operating losses during the nine months ended June 30, 2008 and 2007, of $4,021,036 and $799,789 respectively. The Company has a working capital deficit and implementation of its business plan is dependent upon its ability to raise additional capital.  The Company has been late in making some of its payments including on the mortgage to Metro Funding Corp., which is secured with real estate owned by the company under the entity known as Spanish Trail, LLC.  Without continued funding the company may not be able to continue making its payments.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be successful in raising additional capital and that it has assets available to securitize debt should the Company look to borrow.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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
(Un-audited)

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Un-audited)

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2008 and 2007.

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Un-audited)

At June 30, 2008, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

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

Advertising Expenses

The Company expenses advertising expenses as incurred. Advertising expense for the three months ended June 30, 2008 and 2007 were $ 4,755 and $ 5,552 respectively.

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at June 30, 2008 and 2007 respectively.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Un-audited)

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

In tax year December 31, 2005, the Company operated as a partnership through May 20, 2005 and as a "c" corporation for the period May 21, 2005 through December 31, 2005 and therefore was exempt from taxation; instead, its earnings and losses are included in the personal returns of the members and taxed depending on the individual's personal tax situation. The Company is the sole member of its two subsidiaries and consequently includes their activity in its return on a consolidated basis. The Company has a tax loss of approximately $6,799,584 which is available to reduce taxable income in future years. Use of the loss will expire in 2027.

(1) Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, accounts payable, and preferred shares with mandatory redemption at June 30, 2008, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at June 30, 2008, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

For the nine month period ending June 30, 2008 $80,740 or 86.8% of the Company's sales were from ten homebuilders and the remaining  $12,241 or 13.1% came from the Realty division.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Un-audited)

Preferred Shares subject to mandatory redemption

The features of our Series B Preferred Stock and determined that it falls within SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Due to redemption features of the securities, the preferred shares are being classified as a liability in these financial statements. The securities give the holder the option of a net cash settlement or a settlement in common share based on a conversion rate.  The value of the liability is fixed at the stated value of $485,000.  However, the number of common shares into which the preferred shares are convertible is inversely related to changes in the Company’s common stock.  Although the potential conversion could conceivably require the Company to issue a number of shares in excess of its authorized limit, the Company does not believe that its liability recorded at June 30, 2008, associated with the Series B preferred stock is appropriate in that such obligation would not exceed the aggregate stated value.

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
(Un-audited)

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

(2) Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the three months ended June 30,2008 and 2007, the Company recorded rent expense of $49,900 and $43,000, respectively. At June 30, 2008 the Company owed rent and utilities in the amount of $ 47,519, which is included in accounts payable.

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Un-audited)

Indebtedness to related parties consisted of the following at June 30,2008:

Note payable to Karen Duran &/or Fred Montano, interest at Published Prime plus 3%, principal and interest payable in monthly installments of $20, 000.00 plus interest. To date the company has made no payments.  As of June 30,2008 the current balance of this note is $420,000 and long-term balance is $729,766

Total financing under the agreement is	$1,149,766

(3) Fixed Assets

Fixed assets consist of the following at June 30,2008:

	Cost	Accumulated Depreciation

Computer Software & Hardware	$56,845	$12,649
Equipment	7,981	4,572

Total	$64,825	$17,221

Depreciation expense is included in selling, general and administrative expenses in the accompanying financial statements. For the three months ended June 30, 2008 and 2007 the Company recorded depreciation expense of $6,965 and $4,731 respectively.

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

Real estate held for resale, consists of the following at March 31, 2008:

Real estate held for development and sale	$3,179,483

(5) Notes Payable

Note payable consists of the following at June 30, 2008:

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Un-audited)

Note payable Freedom Financial Note amount $200,000.00, interest payable at 10% per annum, conversation rights at renewable with 2% renewal fee, Conversation option at $0.75	$200,000

Note payable Metro Loan Corp, with interest at 12 percent interest only payments in monthly installments of $11,100.00 collateralized by a First Mortgage due August 1, 2008.  Terms of the Loan Agreement describe an Extension Option.  Terms of the Extension Option are for two additional six (6) month periods at the higher of (i) eighteen percent (18%) interest or (ii) Prime Rate plus 1,000 basis points.  Option is NOT AUTOMATIC and is at the discretion of the Lender.  Fred Montano is a Guarantor of this mortgage.

Total financing under the agreement is $1,150,000.00	$1,150,000
Note payable Karen Duran and/or Fred Montano, with interest at Prime as stated in Wall Street Journal plus 3 percent payments in monthly installments of $20,000.00 plus accrued interest collateralized by a Second Mortgage due 2008	$1,149,766
Total	$2,599,766

(6) Warrants

On October 8, 2007, the Company issued 2,000,000 warrants with an estimated value of $ 899,809 to Redwood Consulting LLC. The warrants have an exercise price of $0.50 per share, the warrants become exercisable either twelve months after the underlying common stock issuable in the exercise of these warrants is declared registered and effective by the SEC in the companies current SEC registration statement; or 5:30 P.M. Pacific Daylight Savings Time on October 8, 2015. The warrants expire 5:30 PM Pacific Daylight Savings Time on October 8, 2015, or twelve months after becoming exercisable. The Company has recorded consulting fees relating to these options of $443,646.  As of the date of this report, none of the warrants have vested.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 169%; risk-free interest rate of 4.12%; and expected life of 8 years.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Un-audited)

During the three month period ending June 30, 2008, the Company issued 1,344,000 warrants with an estimated value of $ 106,590 to several shareholders with notes in the amount of $207,122. The warrants have an exercise price of $0.05 per share, the warrants become exercisable at the effective date. The warrants expire thirty months after becoming exercisable. The Company has recorded interest expense relating to these options of $7,041.  As of the date of this report, all of the warrants have vested.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 135%; risk-free interest rate of 4.12%; and expected life of 2.3 years

A summary of stock option and warrant activity for all plans follows:

Outstanding Options	Options Outstanding	Warrants Outstanding	Exercise Price
Granted	-	5,244,000	$0.05 - 0.50
Exercised	-	-
Canceled	-	-
Balance, June 30, 2008	-	5,244,000	$0.05 - 0.50

Following is a summary of the status of fixed options and warrants outstanding at June 30,2008:
	Outstanding Options and Warrants			Exercisable Options and Warrants
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50	2,000,000	7.4 years	$ 0.50	-	$ 0.00
0.05	3,244,000	2.3 years	$ 0.05	-	$0.05

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements
(Un-audited)

(7) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the three month period ending June 30, 2008:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.800%

0.00%

For the three month period ending June 30,2008 the company estimated that the company would have a loss for income taxes purposes and therefore reported no provision.

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
(Un-audited)

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

Our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the platting process should be completed by forth quarter 2008. After which, we will be able to begin construction of the first phase of development of approximately 517 lots for single family homes. Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold.  The Company is negotiating with various lenders and groups regarding project and corporate funding.  These discussions are continuing on an ongoing basis and, while the Company is optimistic, definitive agreements have not been executed and no assurance of their successful consummation can be made at this time.  Upon construction of the community it is predictable, that greater revenues will be achieved as soon as a portion of the lots are improved and sold.  In order to construct the project the Company will need to obtain financing.  The Company can not guarantee such financing can be obtained. When the lot development has been completed and accepted by the Valencia County, New Mexico, engineers and construction of the lots completed, the sale of those lots will be funded and closed. It is also our intention to initiate a home building division on some of the remaining developed Spanish Trails project lots not sold to homebuilders. We expect to have initial models open in the early to mid of 2009. The sale of homes and, consequently, the pace of construction, will be determined by market conditions including, but not limited to, mortgage interest rates, demand for homes, and supply of construction materials and labor.  Other conditions outside of the control of Falcon Ridge could postpone of stop Falcon Ridge from moving forward with the project.

Results of Operations

Three Month Period Ending June 30, 2008 Compared to Three Month Period Ending June 30, 2007

We had revenue of $10,527 for the three month period ending June 30,2008 compared to revenues of $-0- for the three months ending June 30, 2007. This increase was primarily attributable to our mortgage division. The Mortgage division was incorporated in the State of New Mexico and its Certificate of Organization was issued on or about August 3, 2007 under the name Falcon Ridge Investments, LLC. It has been operating since as a wholly owned subsidiary of Falcon Ridge Development, Inc. We are in the process of exploring how to expand personnel, locations and licensing in other States.

Our costs of sales for the three month period ending June 30,2008 was $-0- compared to costs of sales of $-0- for the three month period ending June 30, 2007.  Our selling, general and administrative expenses for the three month period ending June 30, 2008 were $478,014, compared to selling, general and administrative expenses of $ 100,884 for the three month period ending June 30, 2007. The major components of these expenses are consulting fees, salaries, payroll taxes and professional fees. Since late in the second quarter of the prior year we have expensed and increased amount of indirect payroll which results in a general increase in general and administration expenses. We have significantly expanded our operations as a public company in 2007. This is reflected in the increased overhead.

Nine Month Period Ending June 30,2008 Compared to Nine Month Period Ending June 30, 2007

We had revenue of $92,981 for the nine month period ending June 30,2008 compared to revenues of $-0- for the nine months ending June 31, 2007. This increase was primarily attributable to our mortgage division. The Mortgage division was incorporated in the State of New Mexico and its Certificate of Organization was issued on or about August 3, 2007 under the name Falcon Ridge Investments, LLC. It has been operating since as a wholly owned subsidiary of Falcon Ridge Development, Inc. We are in the process of exploring how to expand personnel, locations and licensing in other States.

Our costs of sales for the nine month period ending June 30, 2008 was $18,950 compared to costs of sales of $-0- for the nine month period ending June 30, 2007.  Our selling, general and administrative expenses for the nine month period ending June 30, 2008 were $4,114,016, compared to selling, general and administrative expenses of $799,789 for the nine month period ending June 30, 2007.  The major components of these expenses are consulting fees, salaries, payroll taxes and professional fees. Since late in the second quarter of the prior year we have expensed and increased amount of indirect payroll which results in a general increase in general and administration expenses.  We have significantly expanded our operations as a public company in 2007. This is reflected in the increased overhead.

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

Liquidity and Capital Resources

At June 30,2008 our cash position was $31,491.

Our net cash used in operating activities was $253,012 for the nine month ending June 30,2008, compared to net cash used by operating activities of $478,563 for the same period 2007.

Our net cash used by investing activities was $ 2,833 for the nine month period ending June 30,2008, compared to $-0- of net cash used by investing activities for the same period ending June 30,2008.

Our net cash provided by financing activities was $212,815 for the nine month period ending June 30, 2008, compared to $474,939 of net cash provided by financing activities for the same period ending June 30, 2007.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the nine months ended June 30, 2008, the company had secured some financing of $217,123 by several independent individuals to help pay some operating obligations of which $10,000 has been paid off with stock.  We cannot assure that such funding will be available in the future.

The timing of the completion of the platting of our Spanish Trails project is not certain, so we cannot assure the timing of cash flow from lot sales. Thus, we may be faced with a working capital shortage. In that event we may be required to seek financing which may not be available or, if available, it could be on terms which are cost prohibitive to us.

In addition, we now plan to begin building homes on our Spanish Trails project in early 2009.  This initiative will require working capital which we cannot assure will be available. We are pursuing debt financing for this endeavor.  In addition, market conditions may delay commencement of Spanish Trails.  The Company is and will continue to monitor market conditions to determine the feasibility and when to begin the project.

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

Recently the Real Estate Market has take a down turn due to such things as the sub prime mortgage and fuel prices.  It is very hard to predict when the market will recover.  This situation has made it very difficult to locate project and corporate funding.

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

(a)  Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2008 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over financial reporting

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30,2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results. However, a former attorney has filed a complaint and obtained a default judgment against us for fees and costs in the approximate amount of $ 47,000. We believe that the judgment will be reversed and we will enter into arbitration with the attorney. We have included $38,000 in these financial statements.  The costs assessed by the attorney for arbitration of approximately $ 9,000 is not included in the amount shown above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 17, 2008 the Company issued 250,000 s-8 shares at $0.05 to Robert Malasek for his services valued at $10,000.

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

Falcon Ridge Development, Inc.
Dated: August 13, 2008	By:	/s/ Fred M. Montano
Fred M. Montano
President, Chief Executive Officer, and Director

Dated: August 13, 2008	By:	/s/ Karen Y. Duran
Karen Y. Duran
Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)
2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)
3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.
3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.
3.3	Articles of Organization of Sierra Norte, LLC previously filed.
3.4	Operating Agreement of Sierra Norte, LLC previously filed.
3.5	Articles of Organization of Spanish Trails, LLC previously filed.
3.6	Operating Agreement of Spanish Trails, LLC previously filed.
4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.

10.1	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - May 20, 2006 - $150,000 previously filed.
10.2	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 1, 2006 - $200,000 previously filed.
10.3	Promissory Note - Karen Y. Duran - Sierra Norte, LLC - June 19, 2006 - $66,000 previously filed.
14.1	Code of Ethics previously filed.
21.1	List of Subsidiaries previously filed.
23.1	Consents of experts
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	Additional Exhibits - None

* Filed herewith.

(a)	Filed on May 25, 2006 as Exhibit 2.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.
(b)	Filed on July 8, 2006 as Exhibit 10.19 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.