Form 10-K
period 2008-09-30
Falcon Ridge Development Inc.
filed 2009-01-13
CIK 1065659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

|X|                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ("Act")

For the fiscal year ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes |_| No |X|

Revenues for the most recent fiscal year were $93,281.00

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 6, 2009, based upon the average high and low prices of such stock on that date was $172,576.   Solely for purposes of the foregoing calculation all of the Registrant's directors and officers are deemed to be affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common Stock, $.001 Par Value - 78,054,805shares of outstanding as of January 6, 2009.

Transitional Small Business Disclosure Format Yes |_| No |X|

FALCON RIDGE DEVELOPMENT, INC.
2008 ANNUAL REPORT ON FORM 10-K

PART I

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

    Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by or on our behalf. Forward-looking statements should not be regarded as representations by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements.

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

Item 1.   Description of Business

Introduction

    Falcon Ridge Development, Inc. (the "Company" or “we” or “us”) is a Nevada corporation. Our principal business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We changed the domicile of the company from Colorado to Nevada on or about July 6, 2005 and changed our name from PocketSpec Technologies, Inc. to Falcon Ridge Development, Inc. We have various subsidiaries, Sierra Norte, LLC ("Sierra Norte"), Spanish Trails, LLC ("Spanish Trails"), Falcon Ridge Financial LLC., Falcon Ridge Realty LLC., Falcon Ridge Investments LLC. We operate in the real estate industry and services to the real estate industry. We acquire tracts of raw land and develop them into communities. Often these communities include residential, commercial, industrial and retail components to them.  We plan to offer our own housing products in these and other communities developed by other developers. In addition, in 2007 we completed the formation of various wholly owned subsidiaries including Falcon Ridge Financial LLC, Falcon Ridge Realty LLC and Falcon Ridge Investments LLC. Falcon Ridge Financial places and brokers real estate mortgages of all types but primarily concentrates on residential mortgages. Falcon Ridge Realty is our resale division and concentrates on selling homes for the general public under listing and sale agreements with individual clients. Falcon Ridge Investments, LLC is a vehicle for creating and operating private placement offerings as well as other type of investment vehicles’.

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

    We are currently own the rights to 139 acres under  real estate contract with an individual. The land’s original platting significantly limited the number of useable lots. We are re-platting the entire 139 acres. 96 acres of our Spanish Trails project is progressing through local real estate governmental clearance towardfinal approval of our platting plan. We anticipate the process should be completed by late spring 2008. At current time we have stopped moving forward on this project pending improvement in market conditions. The mortgage was due August 1, 2008. Its extension is at the discretion of the mortgage holder who has not agreed to extend at the time of this filing.  The Company has stopped making payments and is in the process of evaluating its options, including deed in lieu of foreclosure.

    Considerable up-front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. When the lot development plan has been completed and accepted by Valencia County, New Mexico, and construction of the lots completed, the sale of these lots will be currently funded and closed. It is also our intention to initiate a home building division, which will construct entry level homes with the remaining developed Spanish Trails project lots. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption.

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

Item 1A.   Risk Factors

WE HAVE NO HISTORY OF PROFITABILITY FROM OUR DEVELOPMENT OF REAL ESTATE.

Sales of our real estate development properties may never generate sufficient revenues to fund our continuing operations. We may never generate positive cash flow or attain profitability in the future. As of September 30, 2008, our accumulated deficit was $7,349,634.  For the fiscal year ended September 30, 2008, we incurred a loss of $ 4,572,620. These losses have primarily resulted from:

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

TO FULLY DEVELOP OUR BUSINESS PLAN, WE WILL NEED ADDITIONAL FINANCING.

For the foreseeable future, we expect to rely principally upon internal financing, although we have raised limited private placement and debt instrument funds during the past fiscal year and may be required to do so in the future. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment. At the present time, we are negotiating bank and other financing institutions for the Spanish Trails Project.

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

•
The subprime mortgage financial crisis of 2008 has brought about a rise in defaults and home foreclosures. It has also caused tighter lending standards. All this combined appears to be driving down home prices and affecting consumer confidence. The negative effect of the subprime situation is effecting the companies ability to sell homes and secure financing. It will also effect the goss margin and volume of business completed by Falcon Financial, the companies’ other division.

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

Note payable Metro Loan Corp, with interest at 12 percent interest only payments in monthly installments of $11,100.00 collateralized by a First Mortgage due August 1, 2008. Terms of the Loan Agreement describe an Extension Option. Terms of the Extension Option are for two additional six (6) month periods at the higher of (i) eighteen percent (18%) interest or (ii) Prime Rate plus 1,000 basis points. Renewal Option is NOT AUTOMATIC and is at the discretion of the Lender. Fred Montano and the Corporation are Guarantors of this mortgage.
Balance at September 30, 2008, $1,150,000
Second Mortgage and Note to Karen Duran and/or Fred M. Montano with interest at 3% over prime as stated in Wall Street Journal with monthly installments of interest and $20,000.00 principal payments	Balance at September 30, 2008 $1,136,074

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

(a) Principal Market or Markets.

Since May 2001, our securities have been listed for trading in the Over-the-Counter market on the NASD's "Electronic Bulletin Board." We currently trade under the symbol FCNR.BB. The following table sets forth the high and low bid quotation for our common stock for each fiscal quarterly period of 2008 and 2007.

There is no market for our preferred stock.

Bid Price ( Adjusted for a 200 for 1 split for periods prior to the split)

2008	High	Low
First Quarter	0.55	0.16
Second Quarter	0.19	0.10
Third Quarter	0.14	0.01
Fourth Quarter	0.018	0.004
2007	High	Low
First Quarter	1.50	0.50
Second Quarter	1.25	.06
Third Quarter	1.25	0.05
Fourth Quarter	0.45	0.02
Yahoo Finance web site

(b) Approximate Number of Holders of Common Stock and Preferred Stock

As of September 30, 2008, we had a total of 47,315,917 shares of common stock outstanding. The number of holders of record of our common stock at that date was approximately 180.

As of September 30, 2008, we had a total of 354,000 shares of preferred stock outstanding. The number of holders of record of our preferred stock at that date was fourteen.

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

Item 6.  Selected Financial Data

Reference is made to the financial statements, the notes, and the reports of our registered public accounting firm commencing on page F-1 of this report, which financial statements, notes, and reports are incorporated herein by reference.

Item 7.    Management's Discussion and Analysis and Results of Operations

This section discusses the results of our operations. You should read the following discussions and analyses in conjunction with the audited consolidated financial statements that are included in this Form 10-K. Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements," which statements involve risks and uncertainties described elsewhere in this report. The historical information should not necessarily be taken as a reliable indication of our future performance.

(a) Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In mid to late 2008, conditions within the homebuilding industry became very challenging. Estimates are that sales purchases were down 15-20%.  Despite current conditions, Management believes that housing market conditions will improve. We estimate the improvement will occur over the long-term. In the short term, we expect that conditions will continue to be demanding, and may deteriorate further before recovery. Several factors contributed to the difficult environment, including: lack of financing, continued high inventory levels for both new and existing homes in addition to a glut of developed building lots, The result will be seen in continued downward pressure of large price reductions and higher sales incentives. Adding to this stress is the credit tightening of the mortgage markets, along with increasing home foreclosures in many markets. These factors taken with other unforeseeable occurrences will result in lower gross profits for the industry in general

STRATEGY

We believe the long-term fundamentals, namely population growth and household formation, remain solid and will continue to support housing demand. This is especially true when put in the context of specific, targeted markets that the Company is in a position to enter. We also believe current market conditions are extremely challenging and demanding and will remain so for the near term. However, it will moderate over the long term. In the interim, we are exploring other areas related to real estate that could generate revenue for the Company. For instance, we are currently exploring potential merger(s) and/or acquisition(s) of related businesses and Corporations.  Renegotiating or cancelling land option purchase contracts from current levels is also under serious consideration.  The ability to obtain financing, both for development and home building projects, and for home mortgages, remains extremely difficult to obtain. Any or all\of these factors can predictably lower sales volume and gross profits significantly Management is also exploring how to best use its real estate and finance experience, One area of focus is loan workouts. In this scenario the Company may create a division to help real estate owners in financial distress avoid foreclosure through the use of structured refinance and loan modifications. It is currently under Letter of Intent with one such company as a potential acquisition.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly our Annual Reports on Form 10-K and any Current Reports on Form 8-K.

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

Results of Operations

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

We had revenue of 93,281 for the twelve months ended September 30, 2008 compared to revenues of $32,017 for the year ended September 30, 2007. This increase was due to more brokerage commissions in fiscal 2008 over 2007.

Our costs of sales for the twelve months ended September 30, 2008 was $-0- compared to costs of sales of $-0- for the year months ended September 30, 2007.   Our selling, general and administrative expenses for the twelve months ended September 30, 2008 were $390,582, compared to selling, general and administrative expenses of $571,646 for the year ended September 30, 2007. The major components of these expenses are rent, legal and loan processing costs and commission.

Consulting and stock based compensation was $3,805,912 in 2008 compared to $430,468 for the year ended September 30, 2007.The increase on consulting fees is due primarily for stock bonuses valued at  $2,000,000  awarded to the President and Chief Financial Officer and  $887,292 in the cost of warrants issued to a consulting firm

Our planned principal source of revenue in the near term is expected to be from 139 acres of land we own in the Spanish Trails project, which is being developed as discussed above. However, the first mortgage of $1,150,000 is in default and the Company is considering an option of surrendering the deed in lieu of foreclosure.

Liquidity and Capital Resources

At September 30, 2008 our cash position was $1,119.

From time to time we need working capital when we do not have funds to pay for lot development or general and administrative expenses. During the twelve months ended September 30, 2007, our chief financial officer and Falcon Ridge Development LLC (a related party) has loaned us funds for us to meet some of our obligations and to continue working on platting and preparing lots for home building. In May and June of 2008 the Company raised $207,123 in additional working by issuing notes payable.  In addition,
In the month of September the  Company raised $15,000  of working capital by issuing two notes payable of which $5,000 was loaned by a director of the Company.  With increasing losses and the continued worsening of the economy, the ability of the Company to raise additional working capital is a major concern. Thus, being faced with a working capital shortage we may be required to seek financing which may not be available or, if available, it could be on terms which are cost prohibitive to us.

Most of our costs are incurred in the initial phases of our real estate projects. Our revenue and profitability depends upon our ability to develop, manage and sell real estate projects on a timely basis and to control our costs. We expect that we will develop a more consistent pipeline of activity as we mature and, thereby, a more consistent source of revenues and profit. If we succeed in this effort and generate sufficient revenues, we will expect to be profitable. However, we cannot assure that we will be profitable or that we can raise sufficient capital to succeed.
.
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

(b) Off-Balance Sheet Arrangements

We have no Off-Balance Sheet Arrangements

Item 8.   Finanacial Statements and Supplementary Data

FALCON RIDGE DEVELOPMENT INC.

Consolidated Financial Statements

September 30, 2008

FALCON RIDGE DEVELOPMENT, INC,

Index to Financial Statements

Page

Balance Sheet at September 30, 2008 and 2007	F-3

Statements of Operations for the for the twelve months
ended September 30, 2008 and September 30, 2007	F-4

Statements of Stockholders' Deficit for the twelve months
ended September 30, 2008 and September 30, 2007	F-5

Statements of Cash Flow for the for twelve months
ended September 30, 2008 and September 30, 2007	F-6

Notes to Financial Statements	F-7

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Falcon Ridge Development, Inc.

We have audited the accompanying consolidated balance sheets of Falcon Ridge Development, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Falcon Ridge Development, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company experienced significant operating losses during 2008 and 2007, of $4,572,620 and $1,290,190 respectively. In addition the Company has stockholders’ deficit of $1,105,056 as of September 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
January 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146     (702) 253-7499     Fax (702) 253-7501

FALCON RIDGE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	2008	2007

Assets

Cash	$1,119	$74,521
Fixed assets, net of accumulated depreciation	45,211	32,787
Real estate held for development and sale	3,191,570	3,175,984

Total assets	$3,237,900	$3,283,292

Liabilities and Stockholders' Deficit

Liabilities

Accounts payable	$657,428	$444,523
Notes payable related parties	1,154,766	1,136,074
Notes payable	1,569,123	1,350,000
Retainage payable	90,000	90,000
Accrued interest	363,430	120,216
Accrued expenses	23,209	2,587
Convertible Preferred stock Series B , $.001 par value, 400,000 shares
authorized, 160,000 shares outstanding; liquidation value $485,000	485,000	485,000
Total liabilities	4,342,957	3,628,400

Stockholders' Deficit

Convertible Preferred stock, $.001 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding , aggregate liquidation preference of $400,000.	400,000	400,000
Common stock, $.001 par value, 900,000,000 shares
authorized, 47,315,917 and 18,459,337 shares issued and
outstanding respectively	47,316	18,459
Additional paid-in capital	5,886,152	2,013,447
Unexpired warrants	(88,890)	-
Accumulated deficit	(7,349,634)	(2,777,014)

Total Stockholders' deficit	(1,105,056)	(345,108)

Total Liabilities and Stockholders' Deficit	$3,237,900	$3,283,292

The accompanying notes are an intergal part of these financial statements.

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Net sales	$93,281	$32,017

Expenses:
Payroll related expenses	105,904	175,202
Depreciation	9,359	6,308
Consulting and stock-based compensation	3,805,912	430,468
Selling, general and administrative expenses	390,582	571,646

Total expenses	4,311,757	1,183,624

Other income (expense):
Interest expense	(354,143)	(138,583)

Total other income and (expense)	(354,143)	(138,583)

Loss before provision for income taxes	(4,572,620)	(1,290,190)
Income taxes	-	-

Net Loss	$(4,572,620)	$(1,290,190)

Loss per share	$(0.132)	$(0.070)

Weighted average number of shares outstanding	34,560,126	18,459,337

The accompanying notes are an intergal part of these financial statements.

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Common	Additional
	Preferred Stock			Stock	paid-in	Unexpensed	Accumulated
	Shares	Par value	Shares	Par value	capital	warrants	deficit	Total

Balance December 31, 2005		$400,000	3,761,312	$752,262	$899,420	$-	$(1,068,850)	$982,832
Stock issuance for Cash	194,000	485,000	-	-	-	-	-	485,000
Reclassified to liabilities	-	(485,000)	-	-	-	-	-	(485,000)
Loss	-	-	-	-	-	-	(417,974)	(417,974)

Balance September 30, 2006	354,000	400,000	3,761,312	752,262	899,420	-	(1,486,824)	564,858

Reclass common stock and APIC	-	-	(79)	(748,501)	748,501	-	-	-
Issuance of common stock	-	-	14,698,104	14,698	365,526	-	-	380,224
Net loss 9-30-2007	-	-	-	-	-	-	(1,290,190)	(1,290,190)

Balance September 30, 2007	354,000	400,000	18,459,337	18,459	2,013,447	-	(2,777,014)	(345,108)

Stock issued for service			28,650,000	28,650	2,860,221			2,888,871
Stock issued for debt			206,580	207	10,102			10,309
Warrants issued with notes payable					115,090	(88,890)		26,200
Warrants issued for service					887,292	-		887,292
Net loss 09-30-08							(4,572,620)	(4,572,620)

Balance September 30, 2008	354,000	$400,000	47,315,917	$47,316	$5,886,152	$(88,890)	$(7,349,634)	$(1,105,056)

The accompanying notes are an intergal part of these financial statements.

FALCON RIDGE DEVELOPMENT, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net income/loss	$(4,572,620)	$(1,290,190)
Adjustments to reconcile net loss to net cash
Stock issued for services	2,888,871	-
Warrants expensed	913,492	-
used by operating activities:
Depreciation	9,359	6,308
Changes in operating assets and liabilities,

Real estate held for development and sale	(15,586)	(332,544)
Other current assets	-	220
Accounts payable	212,905	108,333
Accrued interest	243,214	120,216
Accrued liabilities	20,930	(43,208)
Stock based compensation	10,000	(10,000)
	-	-
	-	-
Net cash (used in) provided by
operating activities	(289,435)	(1,440,865)

Cash flows from investing activities:

Acquisition of fixed assets	(21,782)	(2,713)

Net cash used in
investing activities	(21,782)	(2,713)

Cash flows from financing activities:
Increase in related party notes payable	18,692	154,432
Increase notes payable	219,123	979,689
Notes converted to common stock	-	380,224
Proceeds from shares to be issued	-	-
Stock based compensation	-	-

Net cash from financing activities	237,815	1,514,345

Net change in cash	(73,402)	70,767

Cash:
Beginning of period	74,521	3,754

End period	$1,119	$74,521

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$20,150	$138,583

The accompanying notes are an intergal part of these financial statements.

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

Going Concern

The Company experienced significant operating losses during 2008 and 2007, of $4,572,620 and $1,290,190 respectively.  In addition the Company has a stockholders’ deficit of $1,105,056 as of September 30, 2008.     The Company incurred a negative cash flow from operating activities of $289,435 for the year ended September 30, 2008, and implementation of its business plan is dependent upon its ability to raise additional capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it will be successful in raising additional capital and that it has assets available to securitize debt should the Company look to borrow.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at September 30, 2008.

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

At September 30, 2008 and September 30, 2007, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2007. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at September 30, 2008 and no awards were granted during the year ended September 30, 2007.

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

(2) Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the twelve months ended September 30, 2008 and September 30, 2007, the Company recorded rent expense of $ 66,900 and $59,500, respectively.

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

Indebtedness to related parties consisted of the following at September 30, 2008:

Note payable to Karen Duran &/or Fred Montano, bearing interest at Published Prime plus 3%, payable in monthly installments of $20, 000.00 plus interest commencing on October 1, 2007.  The note is secured by the land and development costs of the Spanish Trails development.  To September 30, 2008, no principle or interest payments have been made.

Total financing under the agreement is $1,136,074.

Karen Duran and Fred Montano have advanced the Company funds for working capital purposes during the year.  As of September 30, 2008, the amounts so advanced total $13, 692.  The advances are not interest bearing.

On August 25, 2008, the Company borrowed $5,000 for working capital, from Troy Duran, director of the Company and the brother of Karen Duran.  The note is due February 5, 2009 and has an interest rate of 11%.

As of September 30, 2008, total indebtedness to related parties was $1,154,766.  As of September 30, 2007 related party indebtedness was $1,136,074, which consisted of the secured note to Karen Duran &/or Fred Montano.

(3) Fixed Assets

Fixed assets consist of the following at September 30, 2008 and 2007:

	2008	2007
Website development	$26,030	$26,030
Software	6,319	6,319
Equipment	10,694	10,694
Network computer system	21,782	-
Fixed asset totals	64,825	43,043
Accumulated depreciation	19,614	10,256
Fixed assets, net	$45,211	$32,787

For the twelve month periods ended September 30, 2008 and September 30, 2007, the Company recorded depreciation expense of $9,359 and $6,308 respectively.

(4) Real Estate Operations

The Company completed development of Sierra Norte I and II subdivisions in Rio Rancho, New Mexico in 2005. The Company is in the process of developing approximately 139 +/- acres of raw land in the Belen, New Mexico referred to as "Spanish Trails." Spanish Trails consists of 139 +/- acres of land which is being re-plotted into approximately 530 lots.

Real estate held for resale, consists of the following at September 30, 2008 and 2007:

	2008	2007

Real estate held for development and sale	$3,919,570	$3,175,984

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

Costs incurred during fiscal 2008 were primarily for lot development.

(5) Notes Payable

Note payable consists of the following at September 30, 2008:

-	Note payable Freedom Financial, with interest payable at 10% per annum,conversation rights at maturity with 2% renewal fee, Conversation option at $0.75 of current price of the Company’s common stock.

-	The principal balance on this note is $200,000.

-
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

-
The mortgage was due August 1, 2008. Its extension is at the discretion of the mortgage holder who has not agreed to extend at the time of this filing.  The Company has stopped making payments and is in the process of evaluating its options, including deed in lieu of foreclosure.

-	Total principal amount of the note is $1,150,000

During the three month period ending June 30, 2008, the Company issued several notes with warrants.  The notes bear interest compounded monthly at 10% for the first sixty days, 12% for the next 12 months, and 18% interest thereafter.  The  maturity dates and amounts are as follows:

Maturity Date	Principal Amounts
May, 2009	$70,000
October, 2009	60,000
July, 2010	10,000
May, 2011	67,123
Total	$207,123

In September of 2008, the issued a note at an interest rate of 11% due February 5, 2009.

The principal amount of the note is $10,000.

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

(6) Warrants

On October 8, 2007, the Company issued 2,000,000 warrants with an estimated value of $ 887,809 to Redwood Consulting LLC. The warrants have an exercise price of $0.50 per share, the warrants become exercisable either twelve months after the underlying common stock issuable in the exercise of these warrants is declared registered and effective by the SEC in the Company’s current SEC registration statement; or 5:30 P.M. Pacific Daylight Savings Time on October 8, 2015. The warrants expire 5:30 PM Pacific Daylight Savings Time on October 8, 2015, or twelve months after becoming exercisable. The Company has recorded consulting fees relating to these options of $887,809.  As of the date of this report, none of the warrants have vested.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 169%; risk-free interest rate of 4.12%; and expected life of 8 years.

During the three month period ending June 30, 2008, the Company issued 1,344,000 warrants with an estimated value of $ 106,590 to several shareholders with notes in the amount of $207,123. The warrants have an exercise price of $0.05 per share, the warrants become exercisable at the effective date. The warrants expire thirty months after becoming exercisable. The Company has recorded interest expense relating to these options of $17,700.  All of the warrants have vested.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 135%; risk-free interest rate of 4.12%; and expected life of 2.3 years.

A summary of stock option and warrant activity for all plans follows:

	Options Outstanding	Warrants Outstanding	Exercise price
Granted	-	5,244,000	$.05-.050
Exercised	-	-
Canceled	-	+

Balance, September 30, 2008	-	5,224,000	$.05-.50

Following is a summary of the status of fixed options and warrants outstanding at September 30,2008:
	Outstanding Options and Warrants			Exercisable Options and Warrants
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50	2,000,000	7.2 years	$ 0.50	-	$ 0.00
0.05	3,244,000	2.0 years	$ 0.05	-	$0.05

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

 (7) Income Taxes and Change in Estimate

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the period ended September 30, 2008:

U.S. statutory federal rate	20.00%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.80%

For the year ended September 30, 2008 the company estimated that the company would have a loss for income taxes purposes and therefore reported no provision

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

9)   Series B Preferred Shares

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

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

  (10)  Recent sales of unregistered securities:

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

On March 17, 2008 the Company issued 750,000 restricted shares at $0.10 to Periscope Management  for consulting services valued at $75,000.

On March 17, 2008 the Company issued 3,000,000 restricted shares at $0.10 to Tamarack Corporation for consulting services valued at $300,000.

(11)  Subsequent Events

In October of 2008 the company issued the following S-8 common shares:

    2,222,222 and 500,000 shares were issued to consultants for services valued at $0.0045 and $0.006 per share respectively for a combined value of   $13,000.

    1,416,666 shares were issued to employees for payroll.  These shares were valued at $0.008 per share or a total value of $11,333.

    4,400,000 shares were issued to employees under an Employee Stock Option Plan.  The awarded shares vested immediately and the option price per share was $0.008 or a total value of $35,200.

    1,200,000 shares were issued to a consultant.  These shares were valued at $0.006 per share or a total value of $7,200.

In October of 2008 the Company issued the following restricted common shares:

    21,000,000 shares were issued to officers and directors as a stock bonus.  These shares were valued at $0.003 per share or a total value of $63,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

On February 9, 2007 we appointed Moore and Associates as our accountant. Our agreement with our prior accountants expired.

Epstein Weber & Conover, PLC as our accountant rendered an opinion on our audit for the nine months ended September 30, 2006. There were no disagreements between us and Epstein Weber & Conover, PLC.

Item 9A. Controls and Procedures

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

Item 9B. Other Information

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended September 30, 2008 that was not so reported.

Part III

Item 10.  Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following reporting persons failed to Forms 4 and 5 required under Section 16(a) of the Exchange Act for the year ended September 30, 2008 as follows:

Reporting Person	Number of Forms not filed	Transactions not reported
Fred M Montano	One Form 4 and one Form 5	One transaction not reported on Form 4.
Karen Y. Duran	One Form 4 and one Form 5	One transaction not reported on Form 4.
Sebastian Ramirez	One Form 4 and one Form 5	One transaction not reported on Form 4.
Troy Duran	One Form 4 and one Form 5	One transaction not reported on Form 4.

The following table provides information regarding our directors and executive officers and key employees of Falcon Ridge Development, Inc. as of September 30, 2008:

Name	Age	Position

Fred M. Montano CEO	57	Chief Executive Officer, President and
		Chairman of the Board

Karen Y. Duran CFO	66	Chief Financial Officer and Secretary/Treasurer

Sebastian Ramirez	57	Director

Troy Duran	43	Director

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

Item 11.    Executive Compensation

The following table sets forth information regarding the compensation paid by Falcon Ridge Development to each of the following individuals for services rendered in all capacities for the years indicated:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Comp- sensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- sensation ($)
Fred M. Montano CEO	2008 2007 2005	$0.00 $23,000 $ 4,000	$1,000,000 $0.00 $0.00
Karen Y. Duran, CFO	2008 2007 2005	$0.00 $23,000 $24,000	$1,000,000 $0.00 $0.00

      ______________
       (1) See Item 9 above which describes the principal positions of the named executives.

Compensation of Directors

Each of the outside directors, Troy Duran and Sebastian Ramirez, received compensation in the form of 250,000 shares of restricted common stock valued at $$0.10 per share or a total value of $25,000 per director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our shareholders have not authorized the issuance of any common stock or preferred stock under equity compensation plans. Nor do we plan on requesting the shareholders to approve such compensation arrangements.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2008, for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table, that such persons have direct interest in and voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

As of September 30, 2008, there were 47,315,917 shares of our common stock outstanding and 160,000 shares of our Series A convertible preferred stock outstanding. The convertible preferred stock is convertible at the option of the holder into Ѕ to 1 a share of common stock. The convertible preferred stock does not have a dividend but has a preference in liquidation over our common stock.

As of September 30, 2008, there were 194,000 shares of our Series B convertible preferred stock outstanding. The Series B convertible preferred stock is convertible at the option of the holder into common stock at 75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. The Series B convertible preferred stock is paid interest at 12% per annum. The convertible preferred stock does not have a dividend but has a preference in liquidation over our common stock.

Shares are convertible into common stock at any time on the basis of 75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations.

	Number of Shares			Percentage
Stockholder	Common	Preferred	Common	Preferred

Fred M. Montano(1)(2)	13,291,250	0	28.09%	0%

Karen Y. Duran (1)(2)	14,430,921	0	30.50%	0%

Sebastian Ramirez(1)	500,000	0	1.59%	0%

Troy Duran(1)	750,000	0	1.59%	0%

Marxton Consulting (3)	3,000,000	0	6.37%	0%

All executive officers and directors as a group	29,222,171	0	61.76%	0%

_______________

(1)	The business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111.

(2)
Ms. Duran and Mr. Montano are co-owners of Real Estate Services, Inc., which holds of record 82,064 (post reverse split) shares of common stock. By virtue of Ms. Duran's 50% ownership of Real beneficial owner of all of the shares of Common Stock held of record by Real Estate Services, Inc. However, she expressly disclaims ownership of 50% of the shares of the common stock held of record by Real Estate Services, Inc. By virtue of Mr. Montano's 50% ownership of Real Estate Services, Inc. and his position with it as an officer, Mr. Montano may be deemed to be the beneficial owner of all of the shares of common stock held of record by Real Estate Services, Inc. However, he expressly disclaims ownership of 50% of the shares of the common stock held of record by Real Estate Services, Inc.

(3)	Marxton Consulting, 700 Gardenview Ct, Ste 205, Encinitas, CA 92024

Item 13. Certain Relationships and Related Transactions

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

Item 14. Principal Accountant Fees and Services

    The Company's principal accountant,  Moore & Associates, Las Vegas NV,  billed us $ 9,000 in fees during the year ended September 30, 2008,all of which were for audit fees. The Company's principal accountant Epstein Weber & Conover LLP for the year ended September 30, 2007 billed us $ 10,150 for audit fees. They billed us $ 4,500 for income tax compliance work and $ 4,355 for audit-related fees.

PART IV
Item 15. Exhibits

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

FALCON RIDGE DEVELOPMENT, INC.

Date: January 13, 2009	By:	/s/ Fred M. Montano
Fred M. Montano Chief Executive Officer/Director

	By:	/s/ Karen Y. Duran
Karen Y. Duran Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred M. Montano	Chairman of the Board	January 13 2009
Fred M. Montano	Directors and Chief Executive Officer

/s/ Karen Y. Duran	Chief Financial Officer	January 13, 2009
Karen Y. Duran

/s/ Sebastian Ramirez	Director	January 13, 2009
Sebastian Ramirez

/s/ Troy Duran	Director	January 13, 2009
Troy Duran

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.

3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.

3.3	Articles of Organization of Sierra Norte, LLC previously filed.

3.4	Operating Agreement of Sierra Norte, LLC previously filed.

3.5	Articles of Organization of Spanish Trails, LLC previously filed.

3.6	Operating Agreement of Spanish Trails, LLC previously filed.

4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.

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