Form 10-Q
period 2008-12-31
Falcon Ridge Development Inc.
filed 2009-03-03
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of March 3, 2009 there were 78,054,805 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Table of Contents

Part I – Financial Information

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Index to Consolidated Financial Statements

Page

Condensed Consolidated Balance Sheet Balance Sheet at September 30, 2008 and December 31, 2008	4

Condensed Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2008 and 2007	5

Consolidated Statement of Changes in Stockholders’ Deficit (unaudited) for the quarter ended December 31, 2008	6

Consolidated Statement of Cash Flow (unaudited) for the three months ended December 31, 2008	7

Notes to Financial Statements	8 - 20

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheet as of December 31, 2008
(unaudited) and September 30, 2008

	December 31	September 30,
	2008	2008
Assets	(unaudited)	(audited)

Cash	$466	$1,119
Fixed assets, net of accumulated depreciation	42,417	45,211
Real estate held for development and sale	1,200,000	3,191,570

Total assets	$1,242,883	$3,237,900

Liabilities and Stockholders' Deficit

Liabilities

Accounts payable	$675,040	$657,428
Notes payable related parties	1,159,766	1,154,766
Notes payable	1,570,423	1,569,123
Retainage payable	90,000	90,000
Accrued interest	456,199	363,430
Accrued expenses	27,316	23,209
Convertible Preferred stock Series B , $.001 par value, 400,000 shares
authorized, 160,000 shares outstanding; liquidation value $485,000	485,000	485,000
Total liabilities	4,463,744	4,342,957

Stockholders' Deficit

Convertible Preferred stock, $.001 par value; 1,000,000 shares authorized:
Preferred stock, Series A, $.001 par value,
400,000 shares authorized, 160,000 shares issued and
outstanding , aggregate liquidation preference of $400,000.	400,000	400,000
Common stock, $.001 par value, 900,000,000 shares
authorized, 78,054,805 and 47,315,917 shares issued and
outstanding respectively	78,054	47,316
Additional paid-in capital	5,985,147	5,886,152
Unexpired warrants	(78,231)	(88,890)
Accumulated deficit	(9,605,832)	(7,349,634)

Total Stockholders' deficit	(3,220,862)	(1,105,056)

Total Liabilities and Stockholders' Deficit	$1,242,883	$3,237,900

The accompanying notes are an intergal part of these financial statements.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
for the three months ended December 31, 2008 and 2007

	Three months Ended
	December 31	December 31,
	2008	2007

Net sales	$-	$47,310

Expenses:
Payroll related expenses	63,023	25,578
Depreciation	1,995	2,394
Consulting and stock-based compensation	83,200	379,323
Selling, general and administrative expenses	14,048	92,180

Total expenses	162,265	499,475

Other income (expense):
Interest expense	103,428	(85,267)
Loss on impairment of asset	1,989,576
Gain on sale of fixes asset	928	-
Total other income and (expense)	2,093,932	(85,267)

Loss before provision for income taxes	(2,256,197)	(537,432)
Income taxes	-	-

Net Loss	$(2,256,197)	$(537,432)

Loss per share	$(0.033)	$(0.029)

Weighted average number of shares outstanding	67,808,509	18,459,337

The accompanying notes are an intergal part of these financial statements.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)
Quarter Ended December 31, 2008

					Additional
	Preferred Stock		Common Stock		paid-in	Unexpensed	Accumulated
	Shares	Par value	Shares	Par value	capital	warrants	deficit	Total

Balance December 31, 2005	160,000	$400,000	3,761,312	$752,262	$899,420	$-	$(1,068,850)	$982,832
Stock issuance for Cash	194,000	485,000	-	-	-	-	-	485,000
Reclassified to liabilities	-	(485,000)	-	-	-	-	-	(485,000)
Loss	-	-	-	-	-	-	(417,974)	(417,974)

Balance September 30, 2006	354,000	400,000	3,761,312	752,262	899,420	-	(1,486,824)	564,858

Reclass common stock and APIC	-	-	(79)	(748,501)	748,501	-	-	-
Issuance of common stock	-	-	14,698,104	14,698	365,526	-	-	380,224
Net loss 9-30-2007	-	-	-	-	-	-	(1,290,190)	(1,290,190)

Balance September 30, 2007	354,000	400,000	18,459,337	18,459	2,013,447	-	(2,777,014)	(345,108)

Stock issued for service			28,650,000	28,650	2,860,221			2,888,871
Stock issued for debt			206,580	207	10,102			10,309
Warrants issued with notes payable					115,090	(88,890)		26,200
Warrants issued for service					887,292	-		887,292
Net loss 09-30-08							(4,572,620)	(4,572,620)

Balance September 30, 2008	354,000	$400,000	47,315,917	$47,316	$5,886,152	$(88,890)	$(7,349,634)	$(1,105,056)

Stock issued for services			24,922,222	24,922	58,278			83,200
Stock issued for payroll			5,816,666	5,816	40,717			46,533
Accreation of unexpired warrants						10,659		10,659
Net loss for quarter ended 12-31-08							(2,256,197)	(2,256,197)
`

Balance December 31, 2008	354,000	$400,000	78,054,805	$78,054	$5,985,147	$(78,231)	$(9,605,831)	$(3,220,862)

The accompanying notes are an intergal part of these financial statements.

Falcon Ridge Development Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2008	2007
Operating activities:
Net income (loss)	$(2,256,197)	$(537,432)
Adjustments to reconcile net loss to net cash
Stock issued for services and payroll	129,733	157,500
Warrants expensed	10,659	264,570
Impairment of Real estate held for development and sale	1,989,576
Used by operating activities:
Depreciation	1,995	2,394
Changes in operating assets and liabilities,
Real estate held for development and sale	1,995	(221)
Accounts payable	17,612	45,083
Accrued interest	92,770	42,624
Accrued liabilities	4,106	6,050

Net cash (used in) provided by
operating activities	(7,752)	(19,432)

Iinvesting activities:

Acquisition of fixed assets		(21,783)
Proceeds from sale of fixed asset	800	-

Net cash from (used) investing activities	800	(21,783)

Financing activities:
Increase in related parties notes payable	5,000
Increase notes payable	1,300	10,000
Proceeds for shares to be issued		2,000

Net cash from financing activities	6,300	12,000

Net change in cash	(652)	(29,215)

Cash:
Beginning of period	1,119	74,521

End of period	$466	$45,306

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$0	$0
Interest	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued	$-	$899,809
Issuance of common stock for payroll and consulting services	129,733	157,500

Total non-cash activities	$129,733	$1,057,309

The accompanying notes are an intergal part of these financial statements.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
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

Going Concern

The Company experienced significant operating losses during 2008 and 2007, of $4,572,620 and $1,290,190 respectively.  For the quarter ended December 31, 2008, the Company lost and additional $2,256,197 and had an accumulated deficit of $9,605,832 at that date.  In addition the Company has a stockholders’ deficit of $3,220,862 as of December 31, 2008.     The Company incurred a negative cash flow from operating activities of $289,435 for the year ended September 30, 2008, and a negative cash flow from operating activities of $7,752 for the quarter ended December 31, 2008, and implementation of its business plan is dependent upon its ability to raise additional capital.  The Company is in default on its mortgage to Metro Loan Corp in principal amount of $1,150,000 secured by the Spanish Trails development.   In the event the lender initiates foreclosure proceedings and the Company is unable to  resolve the situation  in its favor, the Company’s major revenue producing asset will be lost.  Management will then have to locate and finance a profitable replacement business activity.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management is searching for additional business opportunities to generate revenue sufficient to enable to Company to achieve profitable operations.  There is no guarantee that management will be successful in its endeavors.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholder’s equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 10-K.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
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

Real Estate Held for Development and Sale

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

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

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

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2007. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at December 31, 2008, and no awards were granted during the year ended September 30, 2008.

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

Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, accounts payable, and preferred shares with mandatory redemption at September 30, 2007, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at December 31, 2008, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

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

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
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

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(2) Related Party Transactions

The Company conducts its operations in a building rented by an affiliate. During the quarters ended December 31, 2008 and December 31, 2007, the Company recorded rent expense of $ 0 and $16,500, respectively.   The affiliate has suspended the lease for an indefinite period of time.

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

Indebtedness to related parties consisted of the following at December 31, 2008:

Note payable  - to Karen Duran &/or Fred Montano, bearing interest at Published Prime plus 3%, payable in monthly installments of $20,000.00 plus interest commencing on October 1, 2007.  The note is secured by the land and development costs of the Spanish Trails development.  To December 31, 2008, no principle or interest payments have been made.

Total financing under the agreement is $1,136,074.

Karen Duran and Fred Montano have advanced the Company funds for working capital purposes during the year.  As of December 31, 2008, the amounts so advanced total $15,692.  The advances are not interest bearing.

On August 25, 2008, the Company borrowed $5,000 for working capital, from Troy Duran, director of the Company and the brother of Karen Duran.  The note is due February 5, 2009 and has an interest rate of 11%.

 On December 10, 2008, the Company borrowed $3,000 from Sebastian Ramirez, a director of the Company.  The note bears interest at rates ranging from 15 to 25%.  The maturity date of the note is April 1, 2009. The note was issued with 100,000 warrants to purchase the Company’s common stock at a price of $.05 per share.  The warrants expire 30 months subsequent to the date of the note.  The Company computed the value of the warrants using the Black-Scholes model.  The discount rate was $1.620 and the computed volatility was 321.32%.  The term of the warrants is 2.5 years.  The computed value of the warrants was not material and no expense was recorded.

As of December 31, 2008, total indebtedness to related parties was $1,159,766.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(3) Fixed Assets

Fixed assets consist of the following at December 31, 2008:	Cost	Accumulated Depreciation

Computer Software & Hardware	$24,495	$3,867
Equipment	6,319	4,743
Website	26,030	7,812
Totals	$56,844	$16,422

Depreciation expense for the three months ended December 31, 2008 and 2007 was $1,995 and $2,394 respectively.

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

Real estate held for resale, consists of the following at December 31, 2008:

Real estate held for development and sale	$1,200,000

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

During the quarter ended December 31, 2008, the Company became increasingly concerned regarding the carrying value of the Spanish Trails development.  As of September 30, 2008, consideration was given to reflecting an impairment in the carrying value of $3,191,570.  However , due to market conditions in the New Mexico area and the targeted market price of our product in Spanish Trails, the Company determined that no material impairment of the asset had occurred in the period ending September 30, 2008.  In addition, steps taken by the US Government appeared to be stabilizing the real estate market.  However, in the current period ending 12-30-08 the market continued to deteriorate and the pace of deterioration increased Management has also seen significant price reductions of real estate for sale in the surrounding area during the quarter ended December 31, 2008.  The company determined that the asset had in fact been impaired and an adjustment was made to reduce that carrying value by $1,989,577 resulting in a net carrying value of $1,200,000.

(5) Notes Payable

Note payable consists of the following at December 31, 2008:

Note payable Freedom Financial Note amount $200,000.00, interest payable at 10% per annum, conversation rights at renewal date with 2% renewal fee, Conversation option at $0.75

Note payable Metro Loan Corp, with interest at 12 percent interest only payments in monthly installments of $11,100.00 collateralized by a First Mortgage due August 1, 2008.  Terms of the Loan Agreement describe an Extension Option.  Terms of the Extension Option are for two additional six (6) month periods at the higher of (i) eighteen percent (18%) interest or (ii) Prime Rate plus 1,000 basis points.  Option is NOT AUTOMATIC and is at the discretion of the Lender.  Fred Montano is a Guarantor of this mortgage.

Total financing under the agreement is $1,150,000.00.

The mortgage was due August 1, 2008. Its extension is at the discretion of the mortgage holder who has not agreed to an extension at the time of this filing.  The Company has stopped making payments and is in the process of evaluating its options, including surrendering the deed in lieu of foreclosure.

During the three month period ending June 30, 2008, the Company issued several notes with warrants.  The notes bear interest compounded monthly at 10% for the first sixty days, 12% for the next 12 months, and 18% interest thereafter.  The  maturity dates and amounts are as follows:

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

Maturity Date	Principal Amounts
May, 2009	$70,000
October, 2009	60,000
July, 2010	10,000
May, 2011	67,123
Total	$207,123

In September of 2008, the issued a note payable at an interest rate of 11% due February 5, 2009.  The principal amount of the note is $10,000.

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

During the three month period ending June 30, 2008, the Company issued 1,344,000 warrants with an estimated value of $ 106,590 to several shareholders with notes in the amount of $207,122. The warrants have an exercise price of $0.05 per share, the warrants become exercisable at the effective date. The warrants expire thirty months after becoming exercisable. The Company has recorded interest expense relating to these options of $6,352 for the quarter ended December 31, 2008.  As of the date of this report, all of the warrants have vested.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 135%; risk-free interest rate of 4.12%; and expected life of 2.3 years.

A summary of stock option and warrant activity for all plans follows:

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

Outstanding Options	Options Outstanding	Warrants Outstanding	Exercise Price
Granted	-	5,244,000	$0.05 - 0.50
Exercised	-	-
Canceled	-	-
Balance, December 31, 2008	-	5,244,000	$0.05 - 0.50

Following is a summary of the status of fixed options and warrants outstanding at December 31,2008:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50	2,000,000	7.4 years	$ 0.50	-	$ 0.00
0.05	3,244,000	2.3 years	$ 0.05	-	$0.05

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(7) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the three month period ending June 30, 2008:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	-24.800%

0.00%

For the three month period ending December 31, 2008the company estimated that the company would have a loss for income taxes purposes and therefore reported no provision.

(8) Shareholders' Deficit

Preferred Stock

On July 20, 2005, the Company established Series A Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

●	Shares are non-cumulative with a preference over common shares if and when a dividend is declared.
●
Shares are convertible into common stock at any time on the basis of 100 common shares for 1 share of preferred stock. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

●	Shares have a priority over common shares and other convertible preferred shares upon liquidation.
●	Shares are callable at any time by the Company at the original purchase price. The Preferred Shareholders will have thirty days thereafter to convert to common stock.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

  On April 15, 2006, the Company established Series B Convertible Preferred Shares and authorized 400,000 shares. The preferences are as follows:

●	Shares are non-cumulative with a preference over common shares if and when a dividend is declared.
●	Investor will receive a dividend of 12% per annum payable monthly for a period of eighteen months from the date of purchase.
●
Shares are convertible into common stock at any time on the basis of 75% of the average current bid price for the preceding 20 days of the Company's receipt of notice to convert. This conversion rate is subject to adjustments for forward or reverse splits or other capitalizations. The option was of no intrinsic benefit, at the commitment date, to the preferred shareholder.

●	Shares have a priority over common shares upon liquidation.
●
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

Item 2.  Management’s Discussion and analysis of Financial Condition and Results of Operations

OVERVIEW

In mid to late 2008, conditions within the homebuilding industry became very challenging. Estimates are that home sales were down 15-20% at the end of period ending 9-30-08.  The downward trend has accelerated.  Despite current conditions, Management believes that housing market conditions will improve.  This belief is based on many factors, not the least of which is the Government’s stimulus plan and their continued involvement. We estimate the improvement will occur over the long-term. In the short term, we expect that conditions will continue to be demanding, and may deteriorate further before recovery. Several factors contributed to the difficult environment, including: lack of financing, continued high inventory levels for both new and existing homes, in addition to a glut of developed building lots, The result will be seen in continued downward pressure resulting in large price reductions and higher sales incentives. Adding to this stress is the credit tightening of the mortgage markets, along with increasing home foreclosures in many markets. These factors taken with other unforeseeable occurrences will result in lower gross profits for the industry in general.

STRATEGY

We believe the long-term fundamentals, namely population growth and household formation, remain solid and will continue to support housing demand. This is especially true when put in the context of specific, targeted markets that the Company is in a position to enter. We also believe current market conditions are extremely challenging and demanding and will remain so for the near term. However, it will moderate over the long term. In the interim, we are exploring other areas related of real estate that could generate revenue for the Company. For instance, we are currently exploring potential merger(s) and/or acquisition(s) of related businesses and corporations.  Renegotiating or cancelling land option purchase contracts from current levels is also under serious consideration.  The ability to obtain financing, both for development and home building projects, and for home mortgages, remains extremely difficult to obtain. Any or all of these factors can predictably lower sales volume and gross profits significantly.   Management is also exploring how to best use its real estate and finance experience, One area of focus is loan workouts. In this scenario the Company may create a division to help real estate owners in financial distress avoid foreclosure through the use of structured refinance and loan modifications. It is currently under Letter of Intent with one such company as a potential acquisition.  Another, viable alternative is the purchase of financial instruments collateralized by real estate.  Falcon Ridge is in negotiations to purchase such instruments at a discount to their fair market value.  We believe if successful this can provide the Company a method to enhance shareholder value during this real estate downturn.  This would constitute a change in corporrate strategy at least for the short term.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-QS. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly our Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

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

Results of Operations

Three Month Period Ending December 31, 2008 Compared to Three Month Period Ending December 31, 2007

We had revenue of no revenue for the quarter ended December 31, 2008 and $47,310 for the quarter ended December 31, 2007. The revenue for the quarter ended December 31, 2007 consisted of application, qualification and loan processing fees attributable to our mortgage division. The Mortgage division was incorporated in the  State of New Mexico and its Certificate of Organization was issued on or about August 3, 2007 under the name Falcon Ridge Investments, LLC. It has been operating since as a wholly owned subsidiary of Falcon Ridge Development, Inc. We are in the process of exploring how to expand personnel, locations and licensing in other States.

Our selling, general and administrative expenses for the three month period ending December 31, 2008 were $14,048, compared to selling, general and administrative expenses of $92,180 for the three month period ending December 31, 2007. The major components of these expenses are rent, utilities, office, and accounting and legal fees.. The reduction in selling general and administrative expenses is due to general down turn in the real estate industry and the Company has cut back on expenses.  An affiliate from whom the Company rents its office space has suspended the lease for an indefinite period of time.   In February of 2009, the Company moved its offices to the home of its president to further reduce overhead expenses.

Our principal potential source of revenue in the near term is expected to be from 139 acres of land we own in the Spanish Trails project, which is being developed as discussed above. In this development, we plan to build homes as well as develop and construct the community. The timeframe over which developed lots and or homes will be sold may be several years.  As noted in notes payable, the Company on August 1, 2008 became in default on its mortgage of $1,150,000 to Metro Loan Corp .  The mortgage company has not initiated foreclosure proceedings to date.  The management of Falcon Ridge is considering its options which include tendering the deed in lieu of foreclosure. Should either of these two events occur, the Company could lose it major revenue producing asset.

The Spanish Trails development could be sold to another developer or to a builder and the Company is attempting to find buyer or buyers.  However, in the current depressed real estate market, the management to date had not located a buyer.  Unless management is able to raise sufficient funds to further develop this site, it future as a revenue producing asset is at risk.

Due to the continued economic depressed real estate market, particularly during the quarter ended December 31, 2008, the Company recorded an impairment adjustment to its carrying value of Spanish Trails of $1,989,576 reducing its carrying value to $1,200,000.

Liquidity and Capital Resources

       At December 31, 2008 our cash position was $466.

Our net cash used in operating activities for the quarter ending December 31, 2008 was $7,752 compared to $19,432 for the three month ending December 31, 2007.  The reduction in net cash used by operating activities was due primarily to a cut back in operations of the Company by its management.

Our net cash from  investing activities was $800 for the three month period ending December 31, 2008, compared to  $21,783 of net cash used by investing activities for the three month period ending December 31, 2007.  During the quarter ended December 31, 2008, the Company sold a piece of construction equipment.

Our net cash provided by financing activities was $6,300 for the quarter ended December 31, 2008, compared to $12,000 for the three month period ending December 31, 2007.  For the financing for the first quarter of 2008, $5,000 was loaned by a related parties and $1,300 was from other notes payable.

The timing of the completion of the platting of our Spanish Trails project is not certain, so we cannot assure the timing of cash flow from lot sales. We are faced with a severe working capital shortage. In that event we may be required to seek financing it may not be available or, if available, it could be on terms which are cost prohibitive to us.  As noted above the Spanish Trails development is in foreclosure with Metro Loan Corp.  The mortgage amount is $1,150,000.  Unless the Company can negotiate a loan extension on favorable terms, the future revenue from this development is at high risk.

Management is currently searching for a business model which it could bring into the Company which would provide the opportunity to increase significantly its asset base and correspondingly its revenue producing ability.  While management is working diligently towards this goal, there is no assurance that it will succeed.   Please see “STRATEGY” section  above  for a more complete explanation of the business opportunities the Company is pursuing.

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

Item 3.  Qualitative and Qualitative Disclosures about Market Risk

There are none to report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Plan for Remediation of Material Weaknesses

In response to the identified material weakness, the Board of Directors will form an audit committee by the end the second fiscal quarter,  March 31, 2009. With oversight from this committee, we plan to improve our control environment and to remedy the identified material weakness by expanding the resources available to the financial reporting process.  These ongoing efforts are to include: (i) evaluating and improving our existing internal control documentation to develop clear identification of key financial and reporting controls; (ii) a restructuring of our existing personnel in order to achieve a full-time equivalent position in our accounting department to improve segregation of duties.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no current legal proceedings in which the Company is involved.

Item 1a.  Risk Factors

There have been no material changes in risk factors subsequent to September 30, 2008.  Please see the 10-K for a  discussion of these factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2008, the Company issued  21,000,000 shares of restricted common stock to its officers and directors.  These shares were valued at $0.003 per share.

Item 3.  Defaults Upon Senior Securities

On August 1, 2008, the Company was in default on a loan in the amount of $1,150,000 to Metro Loan Corp.  The loan is secured by a first mortgage on its Spanish Trails development.   The lender has not initiated foreclosure proceedings at the date of this filing.   Please see Management’s Discussion and Analysis of the Results of Operations for further information.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matters were submitted to a vote of security holders.

Item 5.  Other Information

None

Item 6.  Exhibits

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

Date: March 3, 2009

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred M. Montano	Chairman of the Board	March 3, 2008
Fred M. Montano

Directors and Chief Executive Officer

/s/ Karen Y. Duran	Chief Financial Officer	March 3, 2008
Karen Y. Duran

/s/ Sebastian Ramirez	Director	March 3, 2008
Sebastian Ramirez

/s/ Troy Duran	Director	March 3, 2008
Troy Duran