Form 10-K/A
period 2008-09-30
Falcon Ridge Development Inc.
filed 2009-05-11
CIK 1065659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment Number 1

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
Common Stock, $.001 Par Value - 78,054,805shares of outstanding as of May 5, 2009 .

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

    We are currently own the rights to 139 acres under a real estate contract with an individual. The land’s original platting significantly limited the number of useable lots. We are re-platting the entire 139 acres. 96 acres of our Spanish Trails project is progressing through local real estate governmental clearance towardfinal approval of our platting plan. We anticipate the process should be completed by late spring 2008. At current time we have stopped moving forward on this project pending improvement in market conditions. The mortgage was due August 1, 2008. Its extension is at the discretion of the mortgage holder who has not agreed to extend at the time of this filing.  The Company has stopped making payments and is in the process of evaluating its options, including deed in lieu of foreclosure.

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

Our Spanish Trails project is progressing through local real estate governmental clearance toward final approval of our platting plan. We anticipate the process should be completed in 2008. When our platting receives final approval, we will be able to begin construction of the development. Considerable up front costs in any real estate project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required before Platting approval occurs, lots are improved, built and sold. Revenues will be achieved as soon as all or a portion of the lots are improved and accepted by the Valencia County, New Mexico. After which sales to third parties of homes and/or lots can be closed. It is also our intention to sell a portion of the finished lots to other builders and to construct homes on a portion of the completed lots. The sale of homes and, consequently, the pace of construction, will be determined by the rate of market absorption as well as other market conditions.

As noted in our 10-K, the company is in default in the principal amount of $1,150,000 to Metro Loan Corp. The mortgage was due August 1, 2008. Its extension is at the discretion of the mortgage holder who has not agreed to an extension. The Company has stopped making payments and is in the process of evaluating its options, including surrendering the deed in lieu of foreclosure.

In the event the company loses the property, other sources of revenue will be pursued, as the development and or sale of Spanish Trails will no longer be an option.  Revenue during the fiscal years ended September 30, 2008 and 2007 all came from loan processing services such as application intake and, loan qualification and from sales commissions.  It is expected that for the foreseeable future, these fees and commissions will be minimal.   Management therefore is exploring how to best use its real estate and finance experience.  One area of focus is loan workouts. In this scenario the Company may create a division to help real estate owners in financial distress avoid foreclosure through the use of structured refinance and loan modifications. It is currently under Letter of Intent with one such company as a potential acquisition.  Another, viable alternative is the purchase of financial instruments collateralized by real estate.  Falcon Ridge is in negotiations to purchase such instruments at a discount to their fair market value.  We believe if successful this can provide the Company a method to enhance shareholder value during this real estate downturn.  This would constitute a change in corporate strategy at least for the short term.

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

Real Estate Development Held for Sale

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

As of September 30, 2008, consideration was given to reflecting an impairment in the carrying value of $3,191,570.  However, due to market conditions in the New Mexico area and the targeted market price of our product in Spanish Trails, the Company determined that no material impairment of the asset had occurred in the period ending September 30, 2008.  Additionally, steps taken by the US Government appeared to be stabilizing the real estate market.

In evaluating the real estate market during quarter ending 9-30-08 market uncertainties were very high, however, the following statistics and events were considered in not reflecting material impairment.

•	Nationally, existing home sales rose to annual rate of 5.18 million units in September up 5.5% from August.
•	Sales numbers generally were higher than in September, 2007.
•	Lower interest rates were making homes more affordable
•	While housing inventory was high overall it fell in September by approximately 1.6%
•	Existing home sales in the West where this property is located increased by 16.8%
•	In general some markets were showing year over year gains in sales.
•
Takeover of Freddie Mac and Fannie Mae provided hopes of market stabilization and improvement. Home Sales remained relatively strong, inventory continued to decline In consideration of items such as those listed above and others management felt the cautious approach was to not reflect a impairment and monitor the market conditions during the next quarter.  As noted above conditions deteriorated and the pace of deterioration increased to the point that we decided that is was necessary to take an impairment in the quarter ending 12-31-08. Statistical data and comments were gathered from various sources including DSNEWS, Wall Street Journal, Zillow, Board of Realtors and others.

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

FALCON RIDGE DEVELOPMENT, INC.
Notes to Consolidated Financial Statements

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified  material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weaknesses consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. In addition due to the an understaffed financial and accounting function the management failed to report on the Company’s internal control over financial reporting in its annual Report on form 10-K.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of September, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weakness, the Board of Directors formed an audit committee as of the end the second fiscal quarter,  March 31, 2009. With oversight from this committee, we plan to improve our control environment and to remedy the identified material weakness by expanding the resources available to the financial reporting process.  These ongoing efforts are to include: (i) evaluating and improving our existing internal control documentation to develop clear identification of key financial and reporting controls; (ii) a restructuring of our existing personnel in order to achieve a full-time equivalent position in our accounting department to improve segregation of duties.

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

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consents of experts*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99	Additional Exhibits - None

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALCON RIDGE DEVELOPMENT, INC.

Date: May 11, 2009	By:	/s/ Fred M. Montano
Fred M. Montano Chief Executive Officer/Director

	By:	/s/ Karen Y. Duran
Karen Y. Duran Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred M. Montano	Chairman of the Board	May 11 2009
Fred M. Montano	Directors and Chief Executive Officer

/s/ Karen Y. Duran	Chief Financial Officer	May 11, 2009
Karen Y. Duran

/s/ Sebastian Ramirez	Director	May 11, 2009
Sebastian Ramirez

/s/ Troy Duran	Director	May 11, 2009
Troy Duran

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization - Pocketspec Technologies, Inc. and Sierra Norte LLC (a)

2.2	Acquisition Agreement - Pocketspec Technologies, Inc. and Spanish Trails, LLC (b)

3.1	Articles of Incorporation of Falcon Ridge Development, Inc. previously filed.

3.2	Bylaws of Falcon Ridge Development, Inc. previously filed.

3.3	Articles of Organization of Sierra Norte, LLC previously filed.

3.4	Operating Agreement of Sierra Norte, LLC previously filed.

3.5	Articles of Organization of Spanish Trails, LLC previously filed.

3.6	Operating Agreement of Spanish Trails, LLC previously filed.

4.1	Articles of Amendment - Establishment of Series of Preferred Stock previously filed.

10.1
 Purchase Agreement - Spanish Trails, LLC and D.R. Horton (Confidential portions of this agreement noted by *** have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality under Rule 24b-2 of the Securities Exchange Act of 1934.) Previously filed.

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consents of experts*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99	Additional Exhibits - None

* Filed herewith