Form 10-Q
period 2009-03-31
Falcon Ridge Development Inc.
filed 2009-07-07
CIK 1065659

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number 000-28789

Falcon Ridge Development Inc.
(Exact name of registrant as specified in its charter)

Nevada	84-1461919
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5111 Juan Tabo Boulevard N.E. Albuquerque, New Mexico	87111
(Address of principal executive offices)	(zip code)

(702) 386-5379
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, July 2, 2009 was 78,054,805.

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Falcon Ridge Development Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
For the Periods Ended

	March 31,	September 30,
	2009	2008
Assets	(unaudited)	(audited)

Current Assets:
Cash	$-	$1,119
Real estate held for development and sale	-	3,191,570

Total current assets	-	3,192,689

Long Term Assets:
Real estate held for development and sale	1,201,995	-
Equipment, net of accumulated depreciation	38,428	45,211

Total assets	$1,240,423	$3,237,900

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities:
Accounts payable	$693,379	$657,428
Notes payable related parties	1,159,342	1,154,766
Current portion of notes payable	1,493,300	1,554,123
Retainage payable	90,000	90,000
Accrued interest	550,675	363,430
Accrued expenses	27,316	23,209
Convertible Preferred stock, Series B, $.001 par value, 400,000 shares
authorized, 160,000 shares outstanding; liquidation value $485,000	485,000	485,000

Total current liabilities	4,499,012	4,327,956

Long-term notes payable, net of current portion	77,123	15,000

Stockholders' Deficit

Convertible Preferred Stock, $.001 par value; 1,000,000 shares authorized:
Preferred Stock Series a $.001 par value, 400,000 shares authorized,	400,000	400,000
160,000 shares issued and outstanding, aggregare liquidation preference of $400,000
Common stock, $.001 par value, 900,000,000 shares authorized, 78,054,805 and 47,315,917
shares issued and outstanding respectively	78,054	47,316
Additional paid-in capital	5,985,147	5,886,152
Unexpired warrants	(67,572)	(88,890)
Accumulated deficit	(9,731,341)	(7,349,634)

Total Stockholders' deficit	(3,335,712)	(1,105,056)

Total Liabilities and Stockholders' Deficit	$1,240,423	$3,237,900

The accompanying notes are an intergral part of these consolidated financial statements.

Falcon Ridge Development Inc., and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Nert sales	$0	$35,143	$0	$82,453

EXPENSES
Cost of Goods sold	0	6,317	0	18,950
Payroll and related expenses	0	24,473	63,023	48,945
Depreciation	1,994	2,323	3,989	4,645
Consulting and stock-based compensation	0	2,917,700	86,200	3,303,146
Selling, general and administrative expenses	18,380	90,267	29,428	225,670

Total expenses	20,374	3,041,079	182,640	3,601,356

OTHER INCOME (EXPENSE)
Interest expense	105,135	38,909	208,563	77,817
Loss on umpairment of asset	0	0	1,989,576	0
Loss on sale of fixed asset	0	0	928	0
Other income	0	0	0	0

Total other income and (expense)	105,135	38,909	2,199,067	77,817

Loss before provision for income taxes	(125,509)	(3,044,844)	(2,381,707)	(3,596,720)
Income taxes		-	0

Net Loss	$(125,509)	$(3,044,844)	$(2,381,707)	$(3,596,720)

Basic loss per common share	$(0.002)	$(0.117)	$(0.033)	$(0.138)

Basic weighted average number of shares outstanding	78,054,805	26,129,612	72,931,657	26,129,612

The accompanying notes are an intergral part of these consolidated financial statements.

	Falcon Ridge Development, Inc., and Subsidiaries
	Condensed Consolidated Statement of Stockholders' Deficit
	Quarter Ended March 31, 2009

					Additional
	Preferred Stock		Common Stock		paid-in	Unexpensed	Accumulated
	Shares	Par value	Shares	Par value	capital	warrants	deficit	Total

Balance December 31, 2005	160,000	$400,000	3,761,312	$752,262	$899,420	$-	$(1,068,850)	$982,832
Stock issuance for Cash	194,000	485,000	-	-	-	-	-	485,000
Reclassified to liabilities	-	(485,000)	-	-	-	-	-	(485,000)
Loss	-	-	-	-	-	-	(417,974)	(417,974)

Balance September 30, 2006	354,000	$400,000	3,761,312	752,262	899,420	-	(1,486,824)	564,858

Reclass common stock and APIC	-	-	(79)	(748,501)	748,501	-	-	-
Issuance of common stock	-	-	14,698,104	14,698	365,526	-	-	380,224
Net loss 9-30-2007	-	-	-	-	-	-	(1,290,190)	(1,290,190)

Balance September 30, 2007	354,000	400,000	18,459,337	18,459	2,013,447	-	(2,777,014)	(345,108)

Stock issued for service			28,650,000	28,650	2,860,221			2,888,871
Stock issued for debt			206,580	207	10,102			10,309
Warrants issued with notes payable					115,090	(88,890)		26,200
Warrants issued for service					887,292	-		887,292
Net loss 09-30-08							(4,572,620)	(4,572,620)

Balance September 30, 2008	354,000	$400,000	47,315,917	$47,316	$5,886,152	$(88,890)	$(7,349,634)	$(1,105,056)

Stock issued for services			24,922,222	24,922	58,278			83,200
Stock issued for payroll			5,816,666	5,816	40,717			46,533
Accreation of unexpired warrants						10,659		10,659
Net loss for quarter ended 12-31-08							(2,256,198)	(2,256,198)
`

Balance December 31, 2008	354,000	$400,000	78,054,805	$78,054	$5,985,147	$(78,231)	$(9,605,832)	$(3,220,863)

Accreation of unexpired warrants						10,659		10,659
Net loss for the quarter ended 03-31-09							(125,509)	(125,509)

Balance March 31, 2009	$354,000	$400,000	$78,054,805	$78,054	$5,985,147	$(67,572)	$(9,731,341)	$(3,335,713)

The accompanying notes are an intergral part of these consolidated financial statements.

Falcon Ridge Development Inc., and Subsidiaries
Condensed Condolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(2,381,707)	$(3,596,720)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services and payroll	129,733	2,869,522
Depreciation	3,989	4,645
Warrants expensed	21,318	443,646
Impairment of Real estate held for development and sale	1,989,576
Changes in operating assets and liabilities:
Real estate held for development and sale	0	(450)
Accounts payable	35,951	76,751
Accrued interest	187,245	102,181
Accrued liabilities	4,107	10,315

		-
Net cash used in operating activities	(9,788)	(90,110)

INVESTING ACTIVITIES
Reclassification of assets	1,993
Purchase of capital assets	0	(2,833)
Proceeds from sale of fixed asset	800	0

Net cash provided by (used in) investing activities	2,793	(2,833)

FINANCING ACTIVITIES
*
Notes converted to common stock	0	(10,000)
Repayment of notes payable	0	0
Related party notes payable	4,576	20,692
Notes payable issued	1,300	10,000
Proceeds from shares to be issued	0	2,000

Net cash providec by financing activities	5,876	22,692

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,119)	(70,251)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,119	74,521

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$4,270

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:
Income taxes	$0	$0
Interest	$0	$17,850

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Warrants issued	$0	$157,500
Stock issued for services and payroll	$129,733	$2,869,521

The accompanying notes are an intergral part of these consolidated financial statements.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization, Shell Merger and Principles of Consolidation

Organization

Falcon Ridge Development, Inc. ("FRDI" or the "Company") is engaged in the real estate industry and acquires tracts of raw land and develops them into communities, including, lots for sale to homebuilders and homes for sale to the public. These operations are predominantly located in the City of Rio Rancho, New Mexico and Belen, New Mexico. Since inception, the Falcon Ridge Development, Inc. has developed one property known as Sierra Norte.

Going Concern

The Company experienced significant operating losses during fiscal years ended September 30, 2008 and 2007, of $4,572,620 and $1,290,190 respectively.  For the six months r ended March 31, 2009, the Company lost and additional $2,381,707 and had an accumulated deficit of $9,731,341 at that date.  In addition, the Company has a stockholders’ deficit of $3,335,712 as of March 31, 2009.     The Company incurred a negative cash flow from operating activities of $289,435 for the year ended September 30, 2008, and a negative cash flow from operating activities of $9,788 for the six months ended March 31, 2009.  Implementation of its business plan is dependent upon its ability to raise additional capital.  The Company is in default on its mortgage to Metro Loan Corp in principal amount of $1,150,000 secured by the Spanish Trails development.   In the event the lender initiates foreclosure proceedings and the Company is unable to resolve the situation in its favor, the Company’s major revenue producing asset will be lost.  Management will then have to locate and finance a profitable replacement business activity.  The Company is in default on its note to Freedom Financial in its principal amount of  $200,000.00.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management is searching for additional business opportunities to generate revenue sufficient to enable to Company to achieve profitable operations.  There is no guarantee that management will be successful in its endeavors.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

Shell Merger

Falcon Ridge Development, Inc. (the "Company" or “we” or “us”) is a Nevada corporation. Our principal business address is 5111 Juan Tabo Boulevard N.E., Albuquerque, New Mexico 87111. We changed the domicile of the company from Colorado to Nevada on or about July 6, 2005 and changed our name from PocketSpec Technologies, Inc., to Falcon Ridge Development, Inc. We have various subsidiaries, Sierra Norte, LLC ("Sierra Norte"), Spanish Trails, LLC ("Spanish Trails"), Falcon Ridge Financial LLC., Falcon Ridge Realty LLC. And  Falcon Ridge Investments LLC. We operate in the real estate industry and services to the real estate industry. We acquire tracts of raw land and develop them into communities. Often these communities include residential, commercial, industrial and retail components to them.  We plan to offer our own housing product in these and other communities developed by other developers. In addition, in 2006 we completed the formation of various wholly owned subsidiaries including Falcon Ridge Financial LLC, Falcon Ridge Realty LLC and Falcon Ridge Investments LLC. Falcon Ridge Financial places and brokers real estate mortgages of all types but primarily concentrates on residential mortgages. Falcon Ridge Realty is our resale division and concentrates on selling homes for the general public under listing and sale agreements with individual clients. Falcon Ridge Investments, LLC is a vehicle for creating and operating private placement offerings as well as other type of investment vehicles.

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

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

Interim results are not necessarily indicative of results for a full year. The information included in this Form lO-Q should be read in conjunction with information included in the Form IO-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at Marc h 31, 2009

Real Estate Held for Development and Sale

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

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
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

Fixed Assets and Depreciation

Fixed assets are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Depreciation is provided on the straight-line method generally over the following estimated useful lives: software, 5 years; equipment, 5 years.

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

At  March 31, 2009 and 2008, there was no variance between basic and diluted loss per share as the convertible preferred stock outstanding, if converted, would be anti-dilutive.

Impairment or Disposal of Long-Lived Assets

The Company evaluates real estate projects and other long-lived assets on an individual basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our real estate projects, long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows. When impairment exists the carrying value of the asset will be reduced by an allowance for the amount of the impairment.  For the quarter ended December 31, 2008 the company recognized an impairment loss in the carrying value of its Real estate held for development and sale of $1,989,576.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2007. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. The Company had no unvested awards at March 31, 2009, and no awards were granted during the year ended September 30, 2008.

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

Financial Instruments and Concentration of Credit Risk

The carrying amounts of the Company's financial assets and liabilities, including cash, accounts payable, and preferred shares with mandatory redemption at September 30, 2007, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at March 31, 2009, since the notes are at floating rates or fixed rates that approximate current market rates for notes with similar risks and maturities.

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

(2) Related Party Transactions

The Company has been conducting its operations in a building rented by an affiliate. During the quarters ended March 31, 2009 and 2008, the Company recorded rent expense of $ 0 and $16,500, respectively.   The affiliate has suspended the lease for an indefinite period of time.

The Company's affiliate pays certain expenses on its behalf. The Company reimburses these expenses paid on its behalf by the affiliate at actual cost. Overhead expenses and indirect labor incurred by the affiliate are allocated to the Company based on management-approved estimates of time and effort. The Company reviews the estimated rate from time-to-time.

Indebtedness to related parties consisted of the following at March 31, 2009:

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

Note payable  - to Karen Duran &/or Fred Montano, bearing interest at Published Prime plus 3%, payable in monthly installments of $20,000.00 plus interest commencing on October 1, 2007.  The note is secured by the land and development costs of the Spanish Trails development.  To March 31, 2009, no principle or interest payments have been made.

Total financing under the agreement is $1,136,074.

Karen Duran and Fred Montano have advanced the Company funds for working capital purposes during the year.  As of March 31, 2009, the amounts so advanced total $15,268.  The advances are not interest bearing.

On August 25, 2008, the Company borrowed $5,000 for working capital, from Troy Duran, director of the Company and the brother of Karen Duran.  The note was due February 5, 2009 and has an interest rate of 11%.

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

As of March 31, 2009, total indebtedness to related parties was $1,159,342.

(3) Fixed Assets

Fixed assets consist of the following at March 31, 2009:	Cost	Accumulated Depreciation

Computer Software & Hardware	$24,496	$4,356
Equipment	6,319	5,598
Website	26,030	8,463
Totals	$56,845	$18,417

Depreciation expense for the three months ended March 31, 2009 and 2008 was $1,994 and $3,989 respectively.

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Real estate held for development and sale, consists of the following at March 31, 2009:

Real estate held for development and sale	$1,201,995

During the quarter ended December 31, 2008, the Company became increasingly concerned regarding the carrying value of the Spanish Trails development.  As of September 30, 2008, consideration was given to reflecting impairment in the carrying value of $3,191,570.  However , due to market conditions in the New Mexico area and the targeted market price of our product in Spanish Trails, the Company determined that no material impairment of the asset had occurred in the period ending September 30, 2008.  In addition, steps taken by the US Government appeared to be stabilizing the real estate market.  However, in the quarter ending 12-30-08, the market continued to deteriorate and the pace of deterioration increased Management had also seen significant price reductions of real estate for sale in the surrounding area during the quarter ended December 31, 2008.  The company determined that the asset had in fact been impaired and an adjustment was made to reduce that carrying value by $1,989,577 resulting in a net carrying value of $1,200,000 as of December 31, 2009.  During the quarter ended March 31, 2009, the Company made a reclassification of $1,995 to the carrying value of Spanish Trails.

During the quarter ended March 31, 2009, the Company continued to evaluate the carrying value of Spanish Trails.  Most significant factors effecting the value of this project indicate the decrease in real estate values in the area has reached bottom and that no additional impairment of this assets is necessary as of March 31, 2009.

(5) Notes Payable

Note payable consists of the following at March 31, 2009:

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

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

Total financing under the agreement is $1,150,000.00.

The mortgage was due August 1, 2008. Its extension is at the discretion of the mortgage holder who has not agreed to an extension at the time of this filing.  The Company has stopped making payments and is in the process of evaluating its options, including surrendering the deed in lieu of foreclosure.  The Company is actively seeking a buyer

During the three month period ending June 30, 2008, the Company issued several notes with warrants.  The notes bear interest compounded monthly at 10% for the first sixty days, 12% for the next 12 months, and 18% interest thereafter.  The  maturity dates and amounts are as follows:

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

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with dividend yield of 0%; expected volatility of 135%; risk-free interest rate of 4.12%; and expected life of 2.3 years.

A summary of stock option and warrant activity for all plans follows:

Outstanding Options	Options Outstanding	Warrants Outstanding	Exercise Price
Granted	-	5,244,000	$0.05 - 0.50
Exercised	-	-
Canceled	-	-
Balance, March 31, 2009	-	5,244,000	$0.05 - 0.50

Following is a summary of the status of fixed options and warrants outstanding at March 31, 2009:

	Outstanding Options and Warrants			Exercisable Options and Warrants
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	2,000,000	7.4 years	$0.50	-	$0.00
0.05	3,244,000	2.3 years	$0.05	-	$0.05

FALCON RIDGE DEVELOPMENT, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(7) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the three month period ending June 30, 2008:

U.S. statutory federal rate	20.000%
State income tax rate	4.80%
Net operating loss for which no tax benefit is currently available	(24.800)%

0.00%

For the three month period ending March 31, 2009 the Company estimated that it would have a loss for income taxes purposes and therefore reported no provision.

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

Classification of Real Estate Held for Development and Sale

At March 31, 2009, the classification of Real Estate Held for Development and Sale in the amount of $1,201,995 was removed from current assets and classified as a long-term asset.  Although the property is being held with the intend to develop or sell, due to the current difficulty in raising capital it is doubtful that the Company will be able to complete the development of Spanish Trails within its normal operating cycle of two-three years.

Item 2.  Management’s Discussion and analysis of Financial Condition and Results of Operations

OVERVIEW

In mid to late 2008, conditions within the homebuilding industry became very challenging. Estimates are that home sales were down 15-20% at the end of period ending 9-30-08.  The downward trend has accelerated.  Despite current conditions, management believes that housing market conditions will improve.  This belief is based on many factors, not the least of which is the Government’s stimulus plan and their continued involvement. We estimate the improvement will occur over the long-term. In the short term, we expect that conditions will continue to be demanding, but the decline appears to be near the bottom. Several factors contributed to the difficult environment, including: lack of financing, continued high inventory levels for both new and existing homes, in addition to a glut of developed building lots, The result will be seen in continued downward pressure resulting in large price reductions and higher sales incentives. Adding to this stress is the credit tightening of the mortgage markets, along with increasing home foreclosures in many markets. These factors taken with other unforeseeable occurrences will result in lower gross profits for the industry in general

STRATEGY

We believe the long-term fundamentals, namely population growth and household formation, remain solid and will continue to support housing demand. This is especially true when put in the context of specific, targeted markets that the Company is in a position to enter. We also believe current market conditions are extremely challenging and demanding and will remain so for the near term. However, it will moderate over the long term. In the interim, we are exploring other areas related of real estate that could generate revenue for the Company. For instance, we are currently exploring potential merger(s) and/or acquisition(s) of related businesses and corporations.  Renegotiating or cancelling land option purchase contracts from current levels is also under serious consideration.  The ability to obtain financing, both for development and home building projects, and for home mortgages, remains extremely difficult to obtain. Any or all of these factors can predictably lower sales volume and gross profits significantly.   Management is also exploring how to best use its real estate and finance experience.  One area of focus is loan workouts. In this scenario the Company may create a division to help real estate owners in financial distress avoid foreclosure through the use of structured refinance and loan modifications.  Another, viable alternative is the purchase of financial instruments collateralized by real estate.  Falcon Ridge is in negotiations to purchase such instruments at a discount to their fair market value.  If successful the purchase of these instruments will be subject to financing which may be easier to obtain then financing for real-estate development at this time.  We believe if successful this can provide the Company a method to enhance shareholder value during this real estate downturn.  This would constitute a change in corporate strategy at least for the short term.

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

As a result of the Sierra Norte acquisition, the former security holders of Sierra Norte acquired a majority of our outstanding shares of common stock. For accounting purposes, Sierra Norte has been deemed to be the acquirer in the acquisition and, consequently, the assets, liabilities and historical operations that are reflected in our financial statements are those of Sierra Norte, which are recorded at the historical cost basis of Sierra Norte. The reverse acquisition was consummated under Color pursuant to an Agreement and Plan of Reorganization dated May 20, 2005.

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

Results of Operations

Three  and Six Month Periods Ending March 31, 2009 Compared to Three and Six Month Periods Ending March 31, 2008

We had no revenue for the three and six month periods ended March 31, 2009.  For the corresponding periods ended March 31, 2008 we had revenues of $35,143 and $82,453 respectively.  This revenue was provided by our real estate services companies, which consisted of application, qualification and loan processing fees attributable to our mortgage division. The Mortgage division was incorporated in the State of New Mexico and its Certificate of Organization was issued on or about August 3, 2007, under the name Falcon Ridge Investments, LLC. It has been operating since as a wholly owned subsidiary of Falcon Ridge Development, Inc. We are in the process of exploring how to expand personnel, locations and licensing in other States.

To conserve cash the Company has used cash and stock issuances to compensate consultants and employees.  For the quarter needed March 31, 2009, the company did not make additional expenditure to consultants.  For three and six month periods ended March 31, 2008, the company compensated consultants and employees $2,917,700 and $3,303,146 respectively.  The reduction reflects the down turn in the real estate market.

Our selling, general and administrative expenses for the three and six month periods ending March 31, 2009 were $18,380 and 29,428 respectively.  This compares to $90,267 and 29,428 for the corresponding periods ended March 31, 2008.  The major components of these expenses are rent, utilities, office, and accounting and legal fees.. The reduction in selling general and administrative expenses is due to general down turn in the real estate industry and the Company has cut back on expenses.  An affiliate from whom the Company rents its office space has suspended the lease for an indefinite period of time.   In February of 2009, the Company moved its offices to the home of its president to further reduce overhead expenses.

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

Liquidity and Capital Resources

At March 31, 2009, had a negative balance in its cash account of $1,051 which is included in accounts payable in the balance sheet.

Our net cash used in operating activities for the six months ending March 31, 2009 was $9,788  compared to $90,110 for the six months ending March 31, 2008.  The reduction in net cash used by operating activities was due primarily to a cut back in operations of the Company by its management.

Our net cash from investing activities was $2,973 for the six month period ending March 31, 2009, compared to $2,833 cash used by investing activities for the six month period ending March 31, 2008.

 Our net cash provided by financing activities was $5,876 for the quarter ended March 31, 2009, compared to $22m692 for the six month period ending March 31, 2008.

The timing of the completion of the platting of our Spanish Trails project is not certain, so we cannot assure the timing of cash flow from lot sales. We are faced with a severe working capital shortage. In our efforts to seek financing, it may not be available or, if available, it could be on terms which are cost prohibitive to us.  As noted above the Spanish Trails development is in foreclosure with Metro Loan Corp.  The mortgage amount is $1,150,000.  Unless the Company can negotiate a loan extension on favorable terms, the future revenue from this development is at high risk. To date the mortgage holders has not initiated foreclosure proceedings.

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weakness, the Board of Directors planned to form an audit committee by the end the second fiscal quarter, March 31, 2009.   However, due to limited resources, the Company was unable to establish and audit committee as of that date.  Subject to additional funding the Company will for an audit committee as soon a reasonable practicable.  With oversight from this committee, we plan to improve our control environment and to remedy the identified material weakness by expanding the resources available to the financial reporting process.  These ongoing efforts are to include: (i) evaluating and improving our existing internal control documentation to develop clear identification of key financial and reporting controls; (ii) a restructuring of our existing personnel in order to achieve a full-time equivalent position in our accounting department to improve segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no current legal proceedings in which the Company is involved.

Item 1a.  Risk Factors

There have been no material changes in risk factors subsequent to September 30, 2008.  Please see the 10-K for a discussion of these factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of unregistered equity securities issued during the quarter ended March 31, 2009.

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

During the quarter ended March 31, 2009, no matters were submitted to a vote of security holders.

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
Date: July 6, 2009

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred M. Montano	Chairman of the Board	July 6, 2009
Fred M. Montano
Directors and Chief Executive Officer

/s/ Karen Y. Duran	Chief Financial Officer	July 6, 2009
Karen Y. Duran

/s/ Sebastian Ramirez	Director	July 6, 2009
Sebastian Ramirez

/s/ Troy Duran	Director	July 6, 2009
Troy Duran